Form 10-Q
period 1994-03-31
SONAT INC
filed 1994-05-13
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D. C.  20549
                      FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended      March 31, 1994


                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from
to

Commission file number      1-7179

                      SONAT INC.
(Exact name of registrant as specified in its charter)

           DELAWARE                63-0647939
(State or other jurisdiction of (I.R.S. Employer incorporation or organization)Identification No.)

           AMSOUTH-SONAT TOWER
           BIRMINGHAM, ALABAMA          35203
(Address of principal executive offices)(Zip Code)

Registrant's telephone number:     (205) 325-3800


                                   NO CHANGE

(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                  Yes  X      No  _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON STOCK, $1.00 PAR VALUE:

   87,191,932 SHARES OUTSTANDING ON APRIL 30, 1994

                          SONAT INC. AND SUBSIDIARIES

                                     INDEX


                                                                      Page No.


PART I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets--
                   March 31, 1994 and December 31, 1993                1

                 Condensed Consolidated Statements of Income--
                   Three Months Ended March 31, 1994 and 1993          2

                 Condensed Consolidated Statements of Cash Flows--
                   Three Months Ended March 31, 1994 and 1993          3

                 Notes to Condensed Consolidated Financial
                   Statements                                          4 - 11


         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                12 - 23

PART II. Other Information

         Item 1. Legal Proceedings                                    24

         Item 4. Submission of Matters to a Vote of Security
                   Holders                                            24

         Item 6. Exhibits and Reports on Form 8-K                     25

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1994           1993
                                                    (Unaudited)
                                                         (In Thousands)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                        $   19,802        $   10,822
  Accounts and note receivable                        286,422           256,925
  Inventories                                          27,872            29,896
  Gas supply realignment costs                         46,419            59,862
  Recoverable natural gas purchase contract
     settlement costs                                   2,033            18,535
  Gas imbalance receivables                            28,620            43,867
  Other                                                34,075            43,953
     Total Current Assets                             445,243           463,860

Investments in Unconsolidated Affiliates and Other    611,545           509,326

Plant, Property and Equipment                       4,443,269         4,400,286
  Less accumulated depreciation, depletion
     and amortization                               2,349,352         2,313,168
                                                    2,093,917         2,087,118
Deferred Charges:
  Gas supply realignment costs                        125,608           119,724
  Other                                                31,573            33,969
                                                      157,181           153,693

                                                   $3,307,886        $3,213,997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Unsecured notes and long-term debt due
     within one year                               $  209,959        $  232,929
  Accounts payable                                    208,528           193,383
  Accrued income taxes                                 69,177            55,828
  Accrued interest                                     49,089            49,853
  Gas imbalance payables                               31,360            59,144
  Other                                                35,894            42,274
     Total Current Liabilities                        604,007           633,411

Long-Term Debt                                        800,090           741,161

Deferred Credits and Other:
  Deferred income taxes                               196,650           192,977
  Reserves for regulatory matters                     132,599           120,801
  Other                                               182,284           162,432
                                                      511,533           476,210
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $1.00 par, 200,000,000 shares
     authorized; 87,192,704 and 87,157,982 shares
     outstanding at March 31, 1994 and
     December 31, 1993, respectively                   87,193            87,158
  Other capital                                        39,000            36,074
  Retained earnings                                 1,266,063         1,239,983
     Total Stockholders' Equity                     1,392,256         1,363,215
                                                   $3,307,886        $3,213,997

                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three Months
                                                           Ended March 31,
                                                      1994              1993
                                                       (In Thousands, Except
                                                        Per-Share Amounts)

Operating Revenues                                   $479,507          $496,913

Costs and Expenses:
  Natural gas cost                                    213,575           210,033
  Transition cost recovery and gas
     purchase contract settlement costs                42,920            16,683
  Operating and maintenance                            38,410            86,521
  General and administrative                           31,025            39,606
  Depreciation, depletion and amortization             66,294            52,707
  Taxes, other than income                             10,584             8,261
                                                      402,808           413,811

Operating Income                                       76,699            83,102

Other Income, Net:
  Equity in earnings of unconsolidated affiliates       4,822             1,332
  Other                                                 4,451             2,778
                                                        9,273             4,110

Interest Income (Expense):
  Interest income                                       1,921            29,569
  Interest expense                                    (21,429)          (28,185)
  Interest capitalized                                  1,615             1,011
                                                      (17,893)            2,395

Income before Extraordinary Item
  and Income Taxes                                     68,079            89,607

Income Taxes                                           18,469            20,684

Income before Extraordinary Item                       49,610            68,923

Extraordinary Loss, Net of Income
  Tax Benefit of $1,972,000                              -               (3,829)

Net Income                                           $ 49,610          $ 65,094

Earnings Per Share of Common Stock:
  Earnings before extraordinary item                 $    .57          $    .80
  Extraordinary loss                                     -                 (.04)
     Earnings Per Share                              $    .57          $    .76

Weighted Average Shares Outstanding                    87,177            86,195

Dividends Paid Per Share                             $    .27          $    .25



                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            Three Months
                                                           Ended March 31,
                                                        1994             1993
                                                           (In Thousands)
Cash Flows from Operating Activities:
  Net income                                          $  49,610       $  65,094
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, depletion and amortization          66,294          52,707
       Deferred income taxes                              2,794           1,640
       Equity in (earnings) losses of unconsolidated
         affiliates, less distributions                  (4,049)            779
       (Gain) loss on sale of assets                       (594)            121
       Reserves for regulatory matters                   11,798          (3,718)
       Gas supply realignment costs                       7,559            -
       Natural gas purchase contract settlement costs    16,502          16,683
       Change in:
         Accounts receivable                            (29,497)         45,721
         Inventories                                      2,024          62,192
         Accounts payable                                15,145         (34,314)
         Accrued interest and income taxes, net          12,673           3,770
         Other current assets and liabilities            (9,128)        (41,289)
       Other                                             31,616          21,731

         Net cash provided by operating activities      172,747         191,117

Cash Flows from Investing Activities:
  Plant, property and equipment additions               (78,740)       (103,740)
  Net proceeds from disposal of assets                    2,096             128
  Advances to unconsolidated affiliates and other      (100,325)         (7,729)

         Net cash used in investing activities         (176,969)       (111,341)

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt              835,000         220,000
  Payments of long-term debt                           (776,195)       (278,292)
  Changes in short-term borrowings                      (22,846)          2,145
     Net changes in debt                                 35,959         (56,147)
  Dividends paid                                        (23,530)        (21,557)
  Other                                                     773           7,395

         Net cash provided by (used in)
           financing activities                          13,202         (70,309)

Net Increase in Cash and Cash Equivalents                 8,980           9,467

Cash and Cash Equivalents at Beginning of Period         10,822          58,007

Cash and Cash Equivalents at End of Period            $  19,802       $  67,474
Supplemental Disclosures of Cash Flow Information
Cash Paid for:
  Interest (net of amount capitalized)                $  18,813       $  18,017
  Income taxes (refunds received), net                    2,349           1,868


                             See accompanying notes.
1.   Basis of Presentation

  The accompanying condensed consolidated financial statements of Sonat Inc. (Sonat) and its subsidiaries
(the Company) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instruc-tions. In the opinion of management, all adjustments including those of a normal recurring nature have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

  Certain amounts in the 1993 condensed consolidated financial statements have been reclassified to conform with the 1994 presentation.

2.   Unconsolidated Affiliates

  The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                        Three Months
                                                       Ended March 31,
                                                    1994             1993
                                                             (In Thousands)
Company's Share of Reported Earnings (Loss):
  Exploration and Production
     Sonat/P Anadarko                              $ -             $   994
     Other exploration and production affiliates      107               82
                                                      107            1,076

  Natural Gas Transmission and Marketing
     Citrus Corp.                                     317           (2,418)
     Amortization of Citrus basis difference          347              524
     Bear Creek Storage                             2,281            2,420
     Other natural gas transmission and
       marketing affiliates                           (25)              16
                                                    2,920              542

  Other
     Sonat Offshore Drilling                        1,695             -
     Other affiliates                                 100             (286)
                                                    1,795             (286)

                                                   $4,822          $ 1,332

      Exploration and Production Affiliate - Sonat
Exploration Company (Sonat Exploration) had an initial
49 percent interest in Sonat/P Anadarko Limited
Partnership (Sonat/P), which acquired oil and gas reserves in the Anadarko Basin of Oklahoma from Louisiana Land and Exploration Company in the third quarter of 1992. On October 4, 1993, Sonat Exploration acquired the limited partnership interest of Prudential
Insurance Company in Sonat/P. For the first quarter of 1993, Sonat/P had revenues of $4.5 million and reported earnings of $1.5 million.

      Natural Gas Transmission and Marketing
Affiliates - Sonat owns 50 percent of Citrus Corp.
(Citrus), the parent of Florida Gas Transmission
Company.  Southern Natural Gas Company (Southern) owns
50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company.

      The following is summarized income statement information for Citrus:

                                                        Three Months
                                                       Ended March 31,
                                                    1994             1993
                                                          (In Thousands)

      Revenues                                   $103,484         $129,090
      Natural Gas Cost                             65,893           92,633
      Operating Expenses                           26,222           18,155
      Depreciation                                  9,693           16,389
      Other Expenses, Net                             532            9,540
      Income Taxes (Benefits)                         511           (2,790)

      Income (Loss) Reported                     $    633         $ (4,837)

      In connection with the construction of the Phase III expansion, the Company made net non-interest-bearing advances to Citrus of $95.8 million during the 1994 period.

      The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                        Three Months
                                                       Ended March 31,
                                                    1994             1993
                                                        (In Thousands)

      Revenues                                     $9,030           $9,691
      Operating Expenses                            1,278            1,511
      Depreciation                                  1,350            1,350
      Other Expenses, Net                           1,839            1,990

      Income Reported                              $4,563           $4,840

   Other Affiliate - On June 4, 1993, the initial public offering (IPO) of Sonat Offshore Drilling Inc.'s
(Sonat Offshore) common stock was closed. The Company retained ownership of 39.9 percent of Sonat Offshore's outstanding shares. At March 31, 1994, the Company held
11.3 million shares of Sonat Offshore common stock.  The
Company's investment in Sonat Offshore has been accounted for on the equity method since June 5, 1993.

      The following is summarized income statement information for Sonat Offshore:

                                                        Three Months
                                                       Ended March 31,
                                                             1994
                                                        (In Thousands)

      Revenues                                              $66,107
      Operating Expenses                                     53,715
      Depreciation                                            5,818
      Other (Income) Expenses, Net                              (69)
      Income Taxes                                            2,396

      Income Reported                                       $ 4,247

3.    Long-Term Debt and Lines of Credit

      During the first quarter of 1994, Sonat borrowed
$835 million and repaid $770 million under its revolving credit agreement resulting in $200 million outstanding at a rate of 3.84 percent at March 31, 1994.

4.    Commitments and Contingencies

      Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal
Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The
FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates.

      On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding,
(2) resolved the cost of service, throughput, billing determinant and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. The rate design issue will be resolved on briefs based on the existing record in this proceeding. On December 16, 1993, the FERC issued an order (December 16 Order) approving the settlement, but with modifications. On
December 22, 1993, Southern filed a letter with the FERC that outlined certain objections with respect to the FERC's modifications to the terms and conditions of the settlement. Southern advised the FERC that the December 16 Order undercut the economic compromise achieved in the settlement. Southern also filed a request for rehearing of the December 16 Order. On
May 5, 1994, the FERC issued an order on rehearing substantially reversing, in all material respects, the modifications to which Southern objected.


      On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding that, if approved by the FERC, would resolve the throughput and certain cost of service issues. The rate design issue is consolidated with similar issues in Southern's rate proceeding filed May 1, 1993, which is described below, and will be resolved in that proceeding. On
June 4, 1993, the presiding administrative law judge certified the settlement to the FERC. In another order issued on December 16, 1993, the FERC also approved this settlement, but with modifications. Southern objected to these modifications and also requested rehearing of this order. In another order on rehearing issued on May 5, 1994, the FERC also substantially reversed these modifications in all material respects.

      On May 1, 1993, Southern implemented a general rate change, subject to refund, that increased its sales and transportation rates by approximately $57 million annually. The filing is designed to recover increased operating costs and to reflect the impact of competition on both Southern's level and mix of services. A hearing regarding various cost allocation and rate design issues in this proceeding is set for November 29, 1994.

      Sea Robin Pipeline Company (Sea Robin), a subsidiary of Southern, has previously filed under the provisions of Order No. 500 to recover $83.1 million in gas purchase contract settlement payments from its former pipeline sales customers, Koch Gateway Pipeline
Company, successor to United Gas Pipe Line Company
(Koch), and Southern. Those filings remain subject to refund pending the outcome of any prudence challenges in the proceedings. Although the eligibility issues have been resolved, one party has reserved its rights to challenge prudence until such time as certain take-or-pay allocation issues are resolved with respect to the flow-through of costs billed to Koch.

      Southern is authorized to flow through to its jurisdictional customers $38.1 million of the costs allocated to it by Sea Robin as well as the $32.7 million in Order No. 500 costs allocated to it by Koch. Southern's flow-through of Koch and Sea Robin's costs remains subject to refund pending the outcome of any challenges to the costs or allocation of the costs in those pipelines' Order No. 500 proceedings. The
Company does not believe that the outcome of any such challenges will have a material adverse effect on its financial position.

      On July 2, 1993, the FERC issued an order reaffirming its approval of the non-take-or-pay aspects of a settlement filed by Koch in 1988, which included
Southern's phased abandonment of its contract demand with Koch. The order rejected the take-or-pay aspects of the settlement, including Koch's proposed Order
No. 528 allocation methodology. As a consequence, various parties that had originally supported the settlement began contesting it. Koch evidenced its intention to honor the non-take-or-pay aspects of the 1988 settlement and induced several of the parties to withdraw their judicial appeals of the July 2 order. On
April 29, 1994, Koch filed multiple settlements that settled its outstanding take-or-pay issues with substantially all of its customers, including Southern.
The Company cannot predict whether these settlements will be approved by the FERC, but does not believe that the final resolution of this matter will have a material adverse effect on its financial position.

      Gas Purchase Contracts - Gas purchase contract settlement payments (other than the gas supply realignment payments discussed below) made by Southern and not previously recovered or expensed are included on the Condensed Consolidated Balance Sheet at
March 31, 1994, in "Current Assets". Pursuant to a final and nonappealable FERC order, Southern collected these amounts from its customers over a five-year period that ended on April 30, 1994. Southern currently is incurring essentially no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices.
When a loss is probable and the amount can be reasonably estimated, it is accrued.

      Order No. 636 - In 1992 the FERC issued its Order
No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services.
Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contract, based on the circumstances that existed at the time the contract was executed, and to the prudence of the amendment or termination of the contract. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

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

      Southern's compliance plan contains two mechanisms pursuant to which Southern is permitted to recover
100 percent of its GSR costs. The first mechanism is a monthly fixed charge designed to recover 90 percent of the GSR costs from Southern's firm transportation customers. The second mechanism is a volumetric charge designed to collect the remaining 10 percent of such costs from Southern's interruptible transportation customers. These funding mechanisms will continue until the GSR costs are fully recovered or funded. The FERC also indicated that Southern could file to recover any GSR costs not recovered through the volumetric charge after a period of two years. In addition, Southern's compliance plan provides for the recovery of other transition costs as they are incurred and any remaining transition costs may be recovered through a regular rate filing. Southern's customers have generally opposed the recovery of Southern's GSR costs based on both eligibility and prudence grounds.

      The September 3 order rejected the argument of certain customers that a 1988 take-or-pay recovery settlement bars Southern from recovering GSR costs under gas purchase contracts executed before March 31, 1989, which comprise most of Southern's GSR costs. Those customers subsequently filed motions urging the FERC to reverse its ruling on that issue. On December 16, 1993, the FERC affirmed its September 3 ruling with respect to the 1988 take-or-pay recovery settlement (the
December 16 order). The FERC's finding that the 1988 settlement is not a bar in general to the recovery as GSR costs of payments made to amend or to terminate these contracts does not prevent an eligibility challenge to specific payments, however, on the theory that they are actually take-or-pay costs that would have been unavoidable regardless of the Order. The
December 16 order generally approved Southern's restructuring tariff submitted pursuant to the September 3 order. Various parties have filed motions urging the FERC to modify the December 16 order and have sought judicial review of the September 3 order.

      During 1993 Southern reached agreements to reduce significantly the price payable under a number of high cost gas purchase contracts in exchange for payments of approximately $114 million. On December 1, 1993,
Southern filed with the FERC to recover such costs and approximately $3 million of prefiling interest (the
December 1 filing). On December 30, 1993, the FERC accepted such filing to become effective
January 1, 1994, subject to refund, and subject to a determination through a hearing before an administrative law judge that such costs were prudently incurred and eligible under the Order. Southern's customers are opposing its recovery of the GSR costs in this proceeding based on both eligibility and prudence grounds. The December 30 order rejected arguments of various parties that, as a matter of law, a pipeline's payments to affiliates, in this case Southern's payment to a subsidiary of Sonat Exploration that represented approximately $34 million of the December 1 filing, may not be recovered under the Order. The December 30 order may be appealed, however, and the payment is still subject to challenge on both eligibility and prudence grounds.

      In December 1993 Southern reached agreement to reduce the price under another contract in exchange for payments having a present value of approximately
$52 million, which is included in "Deferred Credits and Other" in the Consolidated Balance Sheet. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. On February 14, 1994,
Southern made a rate filing to recover those costs as well as approximately $3 million of other settlement costs and prefiling interest. In an order issued on March 16, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge that such costs were prudently incurred and eligible under the Order. In its order the FERC directed that the monthly installment payments be recovered over the eight-year period during which they will be incurred.
Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceeding on the December 1 filing.

      Southern has also incurred approximately
$26.2 million of GSR costs, plus prefiling interest, from November 1, 1993, through March 31, 1994, from continuing to purchase gas under contracts that are in excess of current market prices. On March 1, 1994, Southern made a rate filing to recover $17.5 million of these costs that had been incurred through January 31, 1994. In an order issued on March 31, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge that such costs were prudently incurred and eligible under the Order. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding as well, which has also been consolidated with the proceeding on the December 1 filing.

      Southern plans to make additional rate filings quarterly to recover its "price differential" costs and any other GSR costs. The total GSR costs of $172 million, net of recoveries, accrued through March 31, 1994, are included in current and long-term gas supply realignment costs in the Condensed
Consolidated Balance Sheet.

      Administrative Law Judge Ruling Concerning
Recoverability of Investment in Offshore Gas Supply
Facilities - In an initial decision issued on May 2, 1994, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately $45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves being developed by Exxon Corporation
(Exxon) in the Mississippi Canyon and Ewing Bank Area
Blocks, offshore Louisiana (the Mississippi Canyon
Facilities). The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take-or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement.
Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates.

      The judge found alternatively that the Mississippi
Canyon Facilities were underutilized for purposes of certain "at-risk" conditions contained in the FERC certificate authorizing the construction of the facilities and that, in the event his decision that the cost of the facilities is subject to the take-or-pay settlement cap were to be overturned on appeal, Southern should recover only the amount of the annual cost of service of the facilities proportional to their level of utilization during the period of time under review, November 1, 1992, through April 30, 1993. He calculated the utilization level at 32 percent, and when this factor is applied to the $11.9 million cost of service attributable to the facilities accepted by the judge, Southern would be permitted to include only $3.8 million of that amount in its rates for this period.

      Southern intends to file a brief on exceptions with the FERC seeking to overturn the initial decision of the administrative law judge as it relates to the recoverability of its Mississippi Canyon Facilities investment, but Southern cannot predict the action that may be taken by the FERC or the outcome of any subsequent appeal concerning the rate treatment of the $45 million cost of these facilities.

      With respect to the recoverability by Southern under the Order of GSR costs associated with Southern's gas supply contract with Exxon relating to the reserves connected by the Mississippi Canyon Facilities, Southern's customers have asserted in a separate proceeding before the FERC that the gas supply contract was non-cash consideration for the Exxon take-or-pay settlement and that recovery by Southern of GSR costs incurred with respect to such contract is also precluded by the 1988 take-or-pay settlement. Estimated GSR costs under this contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be in the range of $65 million to $75 million on a present value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future oil and gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. Southern has given notice to Exxon that it has terminated the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities pursuant to certain provisions of the contract and Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern.
Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon
Facilities or its pending litigation or settlement discussions with Exxon regarding Southern's notice of termination of the gas supply contract.

      Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.

5.    Income Taxes

      Net income for the first quarter of 1993 includes a net gain of $21 million, or $.24 per share, related to the settlement of an examination of the Company's federal income tax returns for the years 1983 through 1985 and other tax issues.

6.    Capital Stock

      On April 28, 1994, the shareholders of the Company approved an increase in the common stock shares authorized from 200 million to 400 million.

Item 2.  Management's Discussion and Analysis of
Financial Condition and
         Results of Operations

             SONAT INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

     Sonat Inc. and its subsidiaries (the Company) operate in the energy industry through its Exploration and Production and Natural Gas Transmission and
Marketing segments.


                                                        Three Months
                                                       Ended March 31,
                                                    1994             1993
                                                       (In Millions)
Operating Income:
  Exploration and production                         $22              $22
  Natural gas transmission and marketing              53               61
  Other                                                2                -

    Operating Income                                 $77              $83

EXPLORATION AND PRODUCTION

     The Company is engaged in the exploration for and the acquisition, development, and production of oil and natural gas in the United States through Sonat
Exploration Company.  Beginning in 1988 Sonat
Exploration implemented a strategy to acquire gas properties with significant development potential. As a result of this strategy, Sonat Exploration has more than quintupled its proved reserves. At the end of March 1994, the Company had proved reserves totaling approximately 1.4 trillion cubic feet of natural gas equivalent.

     Sonat Exploration intends to continue its strategy of aggressively acquiring domestic gas properties with significant development potential. During the first quarter of 1994, Sonat Exploration acquired oil and gas interests and properties for a total of $4 million, which increased proved reserves by approximately
6 billion cubic feet of natural gas equivalent. In an acquisition that closed on May 2, 1994, Sonat
Exploration paid $8.8 million for interests in oil and gas properties having proved reserves of approximately
19 billion cubic feet of natural gas equivalent. In addition, Sonat Exploration is engaged in negotiations with respect to proposed purchase agreements that could potentially add oil and gas interests having another
60 billion cubic feet of natural gas equivalent for payments totaling approximately $34 million.

     Sonat Exploration has a substantial producing property acreage position in the eastern extension of the Austin Chalk trend in Texas and Louisiana. During the first quarter of 1994, Sonat Exploration participated in the drilling of 9 wells, all of which were successful. As of March 31, 1994, Sonat
Exploration has participated in the completion of 33 wells in the Austin Chalk trend, 32 of which are commercial.

     Sonat Exploration's proved reserves include a portion that qualifies for Section 29 tax credits.
During the year ended December 31, 1993, Section 29 tax credits totaled $19 million; however, production from wells that qualify for these credits has begun to decline in 1994 as these wells follow their normal decline pattern.

     Total capital expenditures for Sonat Exploration are expected to approximate $390 million in 1994, which would be down slightly from 1993. Capital spending in 1994 includes amounts for increased development drilling and additional producing property acquisitions. At
March 31, 1994, Sonat Exploration had not entered into any agreements or letters of intent for producing property acquisitions except as described above.

     Sonat Exploration's natural gas and liquids production is marketed primarily in the spot market almost entirely by Sonat Marketing Company (Sonat
Marketing), a subsidiary of Sonat Energy Services
Company (Sonat Energy Services) operating in the
Company's Natural Gas Transmission and Marketing
Segment. Due to the volatility of spot-market prices, part of Sonat Exploration's production is hedged from time to time through gas futures transactions and oil and gas price swaps to reduce the effects of the volatility of spot-market prices on operating results.

Exploration and Production Operations

                                                         Three Months
                                                        Ended March 31,
                                                     1994             1993
                                                        (In Millions)
Revenues:
  Sales to others                                    $ 31               $42
  Intersegment sales                                   75                37
    Total Revenues                                   $106               $79

Depreciation, Depletion and Amortization             $ 49               $31

Operating Income                                     $ 22               $22

Equity in Earnings of Unconsolidated Affiliates      $  -               $ 1


Net Sales Volumes:
(Includes Sonat/P)
  Gas (Bcf)                                            43                35
  Oil and condensate (MBbls)                          953               692
  Natural gas liquids (MBbls)                         228               164

Average Sales Prices:
(Includes Sonat/P)
  Gas (Mcf)                                        $ 2.10            $ 1.89
  Oil and condensate (Bbl)                          13.04             17.93
  Natural gas liquids (Bbl)                          9.06              8.32

Quarter-to-Quarter Analysis

     Sonat Exploration's operating income was
$22 million in the first quarter of 1994, unchanged from the same period in 1993. Natural gas production rose
23 percent, reflecting acquisitions completed in late
1993, as well as aggressive development drilling. Oil and condensate production rose 38 percent over the same period last year, primarily due to continued growth in production from the Austin Chalk trend in east Texas.
Quarterly results benefited from higher natural gas prices, but oil prices were down sharply from a year ago and amortization and other operating expenses increased as a result of the higher production.

NATURAL GAS TRANSMISSION AND MARKETING

     The Company participates in the natural gas transmission and marketing business through Southern
Natural Gas Company, Citrus Corp. (a 50 percent-owned company), and Sonat Energy Services Company. Southern and Florida Gas Transmission Company (Florida Gas), a subsidiary of Citrus, operating in the natural gas transmission industry, have historically provided customers of their natural gas pipelines both merchant and transportation services. Effective
November 1, 1993, Southern separated its transportation, storage, and merchant services to comply with Order
No. 636. (See following discussion.) Florida Gas also restructured its services in compliance with Order
No. 636 effective on November 1, 1993.  As a result of
Order No. 636, both Southern and Florida Gas have essentially become solely gas transporters, although
Southern will continue to make limited sales pending the expiration, termination, or assignment of its remaining gas supply contracts. Sonat Energy Services, through its subsidiaries, manages Sonat's unregulated natural gas businesses, including natural gas marketing and gathering and intrastate natural gas pipeline services.
Citrus provides natural gas marketing activities through its affiliates, primarily to customers of Florida Gas.

     The natural gas transmission industry, although regulated, is very competitive. During the period from the mid-1980's until the Order No. 636 restructuring, customers had switched much of their volumes from a bundled merchant service to transportation service, reflecting an increased willingness to rely on gas supply under unregulated arrangements such as those provided by Sonat Marketing and affiliates of Citrus.
Southern competes with several pipelines for the transportation business of its customers and at times discounts its transportation rates in order to maintain market share.

     Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. Southern and South Georgia
Natural Gas Company (South Georgia), a wholly owned subsidiary of Southern, received approval from the FERC on May 13, 1993, for an expansion of South Georgia's pipeline system into northern Florida and southwestern
Georgia that increased firm daily capacity by 40 million cubic feet per day. Construction on this project has been completed and it was placed in service on May 1, 1994. In January 1994 Southern reached tentative agreement with a group of new customers to expand its service in the growing eastern Tennessee area. The proposed project entails a 23-mile pipeline extension that would deliver approximately nine million cubic feet of natural gas per day to a delivery point near
Chattanooga.

     Florida Gas, which has a current pipeline system capacity of 925 million cubic feet per day, was granted final certificate authority by the FERC on September 15, 1993, for the further expansion of its pipeline system. This expansion, known as Phase III, will increase system capacity by 530 million cubic feet per day at a capital cost of approximately $900 million and is expected to be completed by the end of 1994. As part of the expansion project, Florida Gas contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system.
In connection with this expansion, the Company will advance funds to Citrus and expects to increase its equity investment in Citrus by $150 million by the end of the construction period. Also in connection with this expansion, Florida Gas entered into an agreement to acquire a 20 percent interest in an existing pipeline in the Mobile Bay area that, pursuant to the agreement, will be expanded by over 300 million cubic feet per day and connected to Florida Gas' pipeline system.
Additionally, Florida Gas is currently reviewing the prospects for further expansions of its pipeline system that could be in service in 1996 or 1997 into the Florida market.

     Sonat Marketing continues to expand its natural gas marketing business. At the end of 1992, Sonat
Marketing's volumes were approximately 500 million cubic feet per day and were primarily on the Southern system.
During 1993 Sonat Marketing assumed responsibility for marketing almost all of the natural gas and liquids production of Sonat Exploration, including execution of Sonat Exploration's risk management program. This has allowed Sonat Marketing to expand its presence in Gulf
Coast, Midwest, and Northeast markets and, in turn, provides an attractive market to unaffiliated producers.
As a result of these efforts, Sonat Marketing's average daily sales volumes now exceed 1.1 billion cubic feet per day, making it one of the twenty largest natural gas marketers in the country.

Natural Gas Transmission and Marketing Operations

                                                         Three Months
                                                        Ended March 31,
                                                     1994             1993
                                                         (In Millions)
Revenues:
  Gas sold by Southern                               $ 72              $217
  Gas sold by Sonat Marketing                         229               105
  Other sales                                           5                 4
    Total Gas Sold                                    306               326
  Market transportation and storage                    82                39
  Supply transportation                                11                12
  Other                                                52                22
    Total Revenues                                   $451              $399

Natural Gas Cost:
  Purchased from others                              $214              $210
  Intersegment purchases                               75                37
    Total Natural Gas Cost                           $289              $247

Transition Cost Recovery and Gas
  Purchase Contract Settlement Costs                 $ 43              $ 17

Depreciation and Amortization                        $ 17              $ 16

Operating Income                                     $ 53              $ 61

Equity in Earnings
  of Unconsolidated Affiliates                       $  3              $  1

                                                       (Billion Cubic Feet)
Southern Volumes:
  Gas sold                                              -                54
  Market transportation                               159               102
    Total Market Throughput                           159               156
  Supply transportation                                79                84
    Total Volumes                                     238               240

  Transition gas sales                                 33                 -


Sonat Marketing Sales Volumes                         100                56


Florida Gas Volumes (100%):
  Gas sold                                              -                 7
  Market transportation                                66                58
    Total Market Throughput                            66                65
  Supply transportation                                 5                12
    Total Volumes                                      71                77

Quarter-to-Quarter Analysis

     Southern's operating results for the first quarter of 1994 were down due primarily to a change in rate design implemented under Order No. 636, which shifts earnings out of the first quarter and into the remainder of the year. The decrease in operating results was also due to the reduction in rate base resulting from the sale of working gas storage to customers as part of the implementation of Order No. 636. These declines were partially offset by lower operating and maintenance expense resulting from a $4 million reduction in fuel gas liability and by lower general and administrative expenses due to a $4 million reduction in stock-based employee compensation.

     Gas sales revenue and gas cost at Southern decreased significantly from the 1993 quarter as a result of implementing Order No. 636, but still include
$73 million of transition gas sales from supply remaining under contract (see Order No. 636 discussion below). Total market throughput increased 2 percent during the quarter although Order No. 636 resulted in a shift in volumes from sales to market transportation.
Supply transportation decreased due to a decline in deliverability.

     Other revenue increased in the 1994 period due primarily to the recovery of transition costs at Southern.

     Sonat Marketing's margins and sales volumes increased significantly over the first quarter of 1993 as a result of fully integrating the marketing of Sonat
Exploration's production and expanding activities on non-affiliated pipelines through the purchase of additional third-party volumes.

     Equity in earnings of Citrus for the first quarter of 1994 increased $3 million from a loss of $2 million in 1993 due to lower depreciation expense resulting from a change in the estimated useful life of the pipeline system and to increased equity AFUDC income recognized on the Florida Gas expansion. Operationally, high prices for natural gas relative to competing No. 6 fuel oil contributed to a significant reduction in earnings in 1994.

Order No. 636

     In 1992 the FERC issued its Order No. 636 (the
Order). As required by the Order, interstate natural gas pipeline companies have made significant changes in the way they operate. The Order required pipelines, among other things, to: (1) separate (unbundle) their sales, transportation, and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer is entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight-fixed-variable (SFV) method for rate design (which assigns more costs to the demand component of the rates than do other rate design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorized pipelines to offer unbundled sales services at market-based rates and allowed for pregranted abandonment of some services.

     In requiring that Southern provide unbundled storage service, the Order resulted in a substantial reduction of Southern's working storage gas inventory and consequently a reduction in its rate base. This reduction was effective on November 1, 1993, when
Southern restructured pursuant to the Order and sold, at its cost, $123 million of its working storage gas inventory to its customers. The Order also resulted in rates that are less seasonal, thereby shifting revenues and earnings for Southern out of the winter months.

     The FERC issued an order on September 3, 1993 (the
September 3 order), that generally approved a compliance plan for Southern and directed it to implement restructured services on November 1, 1993. In accordance with the September 3 order, Southern solicited service elections from its customers in order to implement its restructured services on November 1, 1993. Southern's largest customer, Atlanta
Gas Light Company and its subsidiary, Chattanooga Gas
Company (collectively Atlanta) signed firm transportation service agreements with transportation demands of 582 million cubic feet per day for a one-year term ending October 31, 1994, and 118 million cubic feet per day for a term extending until April 30, 2007, at the maximum FERC-approved rates. This represented an aggregate reduction of 100 million cubic feet per day from Atlanta's level of service prior to November 1, 1993. Southern's other customers elected in aggregate to obtain an amount of firm transportation services that represented a slight increase from their level of firm sales and transportation services from Southern prior to Southern's implementation of Order
No. 636, at the maximum FERC-approved tariff rates, for terms ranging from one to ten or more years.

     Southern's discussions are continuing with Atlanta and its other distribution customers regarding their elections for firm transportation service on Southern's system. It is possible that these discussions could result in a rate reduction by Southern as part of an overall settlement. Although management believes that most of Southern's distribution customers ultimately will commit to some type of new firm transportation agreements with Southern under its restructuring program beyond those described above, it is unable to predict at what total volume level or for what duration such commitments will be made.

Natural Gas Sales and Supply

     As discussed in Note 4 of the Notes to Condensed
Consolidated Financial Statements, Southern is incurring certain transition costs as a result of implementing
Order No. 636, and for Southern, those are primarily gas supply realignment (GSR) costs relating to amendment or termination of existing gas purchase contracts. In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, and recent contract renegotiations, the amount of GSR costs are estimated to be in the range of approximately $275-
$325 million on a present value basis. This amount includes the payments made to amend or terminate gas purchase contracts described in Note 4.

     Sales by Southern are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring essentially no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began
November 1, 1993. The sales agreements with Atlanta were extended through March 31, 1995. The remainder of Southern's gas supply will be sold on a month-to-month basis. Southern will file to recover as a GSR cost pursuant to Order No. 636 the difference between the cost associated with the gas supply contracts and the revenue from the sales agreements and month-to-month sales as well as any cost previously incurred or incurred in the future as a result of Order No. 636 to terminate or reduce the price under Southern's remaining contracts.

     Through March 31, 1994, Southern reached agreements to reduce significantly the price payable under a number of high-cost gas purchase contracts in exchange for payments with a present value of approximately
$174 million. Southern's rate filings to recover these payments as GSR costs are described in Note 4.

     Southern's purchase commitments under its remaining gas supply contracts for the years 1994 through 1998
(which exclude those under the Exxon contract related to the Mississippi Canyon Facilities discussed in Note 4) are estimated as follows:

                                            Estimated
                                             Purchase
                                           Commitments
                                          (In Millions)

     1994                                      $200
     1995                                       150
     1996                                        85
     1997                                        70
     1998                                        65

     Total                                     $570

     These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments
(underlying reserves, future deliverability, and future price) is known today with certainty.

Rate Matters

     Several general rate changes have been implemented by Southern and remain subject to refund. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of rate matters.

Settlement Discussions

     As discussed in Note 4, Southern's customers are challenging its recovery of GSR costs and Southern is subject to other litigation. Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.

Citrus Corp.

     Citrus' historical losses are mainly due to a high level of depreciation and interest expense. Since
Citrus was acquired in mid-1986, however, cash generated by operations has been sufficient to fund normal capital expenditures and a portion of major expansion projects.
Citrus' restructuring of its services in 1990 has helped to mitigate the effect of declines in the price of No. 6 fuel oil on its revenue and margins. The results of operations from Citrus, however, have continued to be strongly influenced by the level of No. 6 fuel oil prices and the relationship of natural gas prices to fuel oil prices. Citrus has entered into a binding letter agreement to restructure the pricing and extend the term of two gas supply contracts with its major customer on a basis that should eliminate or reduce the price volatility that has historically been experienced under these contracts.

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

     Citrus has historically obtained its own financing independent of its parent companies. Debt financing by Citrus with outside parties is nonrecourse to its parent companies and the Company has no contractual or legal requirement to maintain Citrus' liquidity. Citrus recently obtained a $300 million one-year financing that has support provisions from its parent companies. In connection with the construction of the Phase III expansion, the Company will advance Citrus funds and expects to have made an equity investment of approximately $150 million in 1994. See Capital
Expenditures below.


                                                          Three Months
                                                         Ended March 31,
                                                     1994              1993
                                                         (In Millions)

Other Income - Equity in Earnings of
  Unconsolidated Affiliates                            $5                $1

     Equity in earnings of unconsolidated affiliates increased in 1994 due primarily to an increase in equity of Citrus (discussed earlier in the Natural Gas
Transmission and Marketing section) and to the inclusion of equity in Sonat Offshore Drilling Inc. (See Note 2 of the Condensed Consolidated Financial Statements for a discussion of Sonat Offshore's initial public offering.) Sonat Offshore's results improved over 1993 due to increased operations in the Gulf Coast and Egypt, lower interest expense, and completion of the final turnkey well under the current Mexican package.
Slightly offsetting the increases was a decrease in equity for the exploration and production affiliates resulting from the late 1993 acquisition of the remaining interest in Sonat/P.

                                                          Three Months
                                                         Ended March 31,
                                                     1994              1993
                                                         (In Millions)

Other Income - Other                                 $  4              $  3

     The increase in other income is due to the recognition of a $1 million gain from the sale of oil and gas properties.

Interest Income (Expense), Net                       $(18)             $  2

     The first quarter of 1993 includes $28 million in accrued interest income and a net $1 million of interest expense related to a settlement of an examination of the Company's federal income tax returns for the years 1983-
1985 and certain other tax issues. First quarter 1994 interest expense is lower due to average decreased debt levels during the quarter and lower interest rates.

Income Taxes                                         $ 18              $ 21

     In 1994 income taxes decreased due to lower pre-tax income. The effect of this decrease was partially offset by a $3 million reduction in taxes in the 1993 period related to a settlement of an examination of the Company's federal tax returns for the years 1983-
1985.  The decrease was also partially offset by lower
Section 29 tax credits and other tax preference items and an increase in the federal income tax rate.

FINANCIAL CONDITION

CASH FLOWS

Operating Activities                                 $173              $191

     Net cash provided by operating activities decreased due to the implementation of Order No. 636 by Southern.
Under the Order, Southern currently maintains a limited merchant role and accordingly does not have significant quantities of inventory to sell in the winter months.
The reduced gas and inventory sales in the current period resulted in a much lower cash flow for Southern when compared to the 1993 period. Conversely, in the summer months Southern will not have to incur expenditures to replace inventory levels as it has in prior years.

     Partially offsetting the decrease in Southern's cash flow from operations was higher cash flow from the Sonat Exploration's operations resulting from much higher production volumes.

                                                          Three Months
                                                         Ended March 31,
                                                     1994              1993
                                                         (In Millions)

Investing Activities                                $(177)            $(111)

  Net cash used in investing activities increased
$66 million over 1993. This increase is due primarily to net advances of $95.8 million in the Citrus expansion, which is slightly offset by a $25 million reduction in capital expenditures.

Financing Activities                                $  13             $ (70)

     Net cash provided by financing activities reflects increased net borrowings under the Company's revolving credit agreement in 1994. Net cash used in 1993 reflects the redemption of Sonat's 7 1/4 Percent Zero
Coupon, Subordinated Convertible Notes, which were not totally refinanced.

Capital Expenditures

     Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

     Exploration and Production                     $  65             $  94
     Natural Gas Transmission and Marketing            14                 6
     Other                                              -                 4

     Total                                          $  79             $ 104

     The Company's share of capital expenditures by its unconsolidated affiliates was $131 million and $11 million in the first quarter of 1994 and 1993, respectively. The Company expects that a majority of the $900 million capital requirements for Citrus'
Phase III expansion will be independently financed by Florida Gas or Citrus. The Company expects to make a total equity contribution, however, of approximately
$150 million in 1994 to complete the financing, and during the first quarter of 1994 the Company made net non-interest-bearing advances to Citrus of $95.8 million.

Liquidity and Capital Resources

     At March 31, 1994, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $460 million was unborrowed and available. The amount available under the lines of credit has been reduced by the amount of commercial paper outstanding of $90 million to reflect the Company's policy that credit line and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement. In 1993 Sonat filed a shelf registration with the Securities and Exchange Commission
(SEC) for up to $500 million in debt securities. The net proceeds from the sale of these debt securities are expected to be used for general corporate purposes, which may include refinancing of indebtedness, working capital increases, capital expenditures, possible future acquisitions, and redemption of securities. Southern also has a shelf registration with the SEC for up to $200 million in debt securities of which $100 million has been issued. Southern expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

     In April 1994 the Board of Directors of the Company authorized the repurchase of up to two million shares of the Company's common stock. Purchases would be made from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization, if any, are expected to be reissued in connection with employee stock option and restricted stock programs.

     The Company holds four million shares of Baker
Hughes Incorporated convertible preferred stock as well as 11.3 million shares of Sonat Offshore common stock.
These resources, when combined with a strong cash flow and borrowings in the public or private markets, provide the Company with the means to fund operations and currently planned investment and capital expenditures.

Capitalization Information

                                                March 31,      December 31,
                                                  1994             1993
     Debt to Capitalization                          42%             42%
     Book Value Per Share                         $15.97          $15.64

             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Vastar Resources, Inc. v. Southern Natural Gas
Company was filed in April 1994 in state court in Harris
County, Texas. Vastar Resources, Inc. ("Vastar") filed suit against Southern Natural Gas Company ("Southern") regarding a pricing dispute over the amount owed by Southern for gas purchased from Vastar that was produced from the Logansport Field in Louisiana and Texas.
Vastar asked for an unspecified amount of monetary damages, specific performance, and attorneys fees.
Southern is seeking to have the Texas proceeding stayed on the basis of a petition for declaratory judgment styled Southern Natural Gas Company v. Arco Oil and Gas
Company, d/b/a Vastar Resources, Inc. it filed in state court in Orleans Parish, Louisiana, regarding this same pricing dispute. Southern is unable to predict the outcome of either proceeding, but will file to seek to recover as a GSR cost any additional amounts for gas purchases that may ultimately be determined it owes to Vastar as a result of these proceedings.

     Arcadian Corporation v. Southern Natural Gas
Company and Atlanta Gas Light Company, an antitrust lawsuit described in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended
December 31, 1993, had been settled pending final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian Corporation. At its meeting on May 11, 1994, the FERC approved an order granting such approval.
Pursuant to the settlement, the lawsuit will be dismissed with prejudice when the order becomes final and nonappealable.

Item 4.  Submission of Matters to a Vote of Security
Holders

     The Company held its 1994 Annual Meeting of
Stockholders in Birmingham, Alabama, on April 28, 1994.
In addition to the election of Directors and an Auditor, the following matters were voted upon at the Annual
Meeting:  (1) approval of the Company's Performance
Award Plan ("Proposal No. 2"); (2) approval of an amendment to the Company's Restated Certificate of Incorporation ("Charter") to increase the number of authorized shares of Common Stock from 200,000,000 to 400,000,000 shares ("Proposal No. 3"); (3) approval of a Charter amendment deleting from the Charter a provision regarding minimum price protection in certain business combinations ("Proposal No. 4"); (4) approval of a Charter amendment requiring the Board of Directors to call a special stockholder meeting upon the request of certain 3% stockholders, subject to restrictions
("Proposal No. 5"); (5) approval of a Charter amendment reducing the stockholder vote needed to change the Company's By-Laws from 67% of the outstanding shares to 60% ("Proposal No. 6"); and (6) approval of a Charter amendment reducing the stockholder vote needed to approve certain Charter changes from 67% of the outstanding shares to 60% ("Proposal No. 7"). The vote on such Proposals was as follows:

                          Voted        Voted                  Broker
                           For        Against   Abstained  Non-Votes

Proposal No. 2          67,969,197  5,386,920     486,767        502
Proposal No. 3          66,692,726  6,742,003     407,600      1,057
Proposal No. 4          63,033,322  1,517,904   1,284,214  8,007,946
Proposal No. 5          62,934,012  1,768,556   1,131,972  8,008,846
Proposal No. 6          61,943,883  2,798,349   1,093,209  8,007,945
Proposal No. 7          61,586,743  3,064,244   1,176,455  8,015,944

Proposals No. 2, 3, 5, 6 and 7 were approved by the stockholders; Proposal No. 4, which required the affirmative vote of 80 percent of the outstanding shares, was not approved by the stockholders.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits(1)

Exhibit
Number                                    Exhibits

3-(a)*                 Restated Certificate of
                       Incorporation of Sonat Inc.
                       dated May 2, 1994

10*                    Retirement Plan for Directors
                       (as amended and restated as of
                       February 25, 1993)

11*                    Computation of Earnings per
                       Share

12*                    Computation of Ratio of
                       Earnings to Fixed Charges

23*                    Consent of Ernst & Young,
                       Independent Auditors, dated May
                       11, 1994

*  Filed with this Report

(1)  The Company will furnish to requesting
security holders the exhibits on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-
2563.



(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the quarter ended March 31, 1994.

             SONAT INC. AND SUBSIDIARIES




                     SIGNATURES




     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SONAT INC.



Date:         May 13, 1994           By:     /s/ Thomas W. Barker, Jr.
                                           Thomas W. Barker, Jr.
                                           Vice President-Finance and
                                           Treasurer




Date:         May 13, 1994           By:     /s/ Ronald B. Pruet, Jr.
                                           Ronald B. Pruet, Jr.
                                           Vice President & Controller