Form 10-Q
period 1994-06-30
SONAT INC
filed 1994-08-15
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D. C.  20549
                      FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended       June 30, 1994


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

           COMMON STOCK, $1.00 PAR VALUE:

   87,230,069 SHARES OUTSTANDING ON JULY 31, 1994

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.

PART I.    Financial Information

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets--
                         June 30, 1994 and December 31, 1993              1

                       Condensed Consolidated Statements of Income--
                         Three Months and Six Months Ended
                         June 30, 1994 and 1993                           2

                       Condensed Consolidated Statements of Cash Flows--
                         Six Months Ended June 30, 1994 and 1993          3

                       Notes to Condensed Consolidated Financial
                         Statements                                       4 - 13

           Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations             14 - 30

PART II.   Other Information

           Item 1.     Legal Proceedings                                 31

           Item 6.     Exhibits and Reports on Form 8-K                  31

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        1994           1993
                                                         (In Thousands)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                        $    9,624        $   10,822
  Accounts and note receivable                        265,476           256,925
  Inventories                                          29,850            29,896
  Gas supply realignment costs                         48,556            59,862
  Recoverable natural gas purchase contract
     settlement costs                                     175            18,535
  Gas imbalance receivables                            35,191            43,867
  Other                                                29,038            43,953
     Total Current Assets                             417,910           463,860

Investments in Unconsolidated Affiliates and Other    686,980           509,326

Plant, Property and Equipment                       4,548,259         4,400,286
  Less accumulated depreciation, depletion
     and amortization                               2,402,043         2,313,168
                                                    2,146,216         2,087,118
Deferred Charges:
  Gas supply realignment costs                        115,331           119,724
  Other                                                30,122            33,969
                                                      145,453           153,693

                                                   $3,396,559        $3,213,997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Unsecured notes and long-term debt due
     within one year                               $  226,204        $  232,929
  Accounts payable                                    167,260           193,383
  Accrued income taxes                                 56,682            55,828
  Accrued interest                                     44,876            49,853
  Gas imbalance payables                               40,346            59,144
  Other                                                45,242            42,274
     Total Current Liabilities                        580,610           633,411

Long-Term Debt                                        899,020           741,161

Deferred Credits and Other:
  Deferred income taxes                               190,311           192,977
  Reserves for regulatory matters                     143,072           120,801
  Other                                               181,570           162,432
                                                      514,953           476,210
Commitments and Contingencies
Stockholders' Equity:
  Common stock and other capital                      124,906           123,232
  Retained earnings                                 1,277,070         1,239,983
     Total Stockholders' Equity                     1,401,976         1,363,215
                                                   $3,396,559        $3,213,997



                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                      1994        1993         1994      1993
                                      (In Thousands, Except Per-Share Amounts)

Operating Revenues                  $415,015    $356,492    $894,522  $853,405

Costs and Expenses:
  Natural gas cost                   180,714     117,271     394,289   327,304
  Transition cost recovery
     and gas purchase contract
     settlement costs                 27,529      11,471      70,449    28,154
  Operating and maintenance           39,057      79,368      77,467   165,889
  General and administrative          38,836      40,798      69,861    80,404
  Depreciation, depletion
     and amortization                 66,350      54,000     132,644   106,707
  Taxes, other than income            10,024       9,902      20,608    18,163
                                     362,510     312,810     765,318   726,621

Operating Income                      52,505      43,682     129,204   126,784

Other Income, Net:
  Equity in earnings of
     unconsolidated affiliates        11,560       9,361      16,382    10,693
  Sale of subsidiary stock              -        155,836        -      155,836
  Other                                2,426       2,790       6,877     5,568
                                      13,986     167,987      23,259   172,097

Interest Income (Expense):
  Interest income                      1,192       2,363       3,113    31,932
  Interest expense                   (23,632)    (24,255)    (45,061)  (52,440)
  Interest capitalized                 1,956         823       3,571     1,834
                                     (20,484)    (21,069)    (38,377)  (18,674)

Income before Extraordinary
  Item and Income Taxes               46,007     190,600     114,086   280,207

Income Taxes                          11,466      64,735      29,935    85,419

Income before Extraordinary
  Item                                34,541     125,865      84,151   194,788

Extraordinary Loss, Net of
  Income Tax Benefit of $1,972,000      -           -           -       (3,829)

Net Income                          $ 34,541    $125,865    $ 84,151  $190,959

Earnings Per Share of Common Stock:
  Earnings before extraordinary
     item                           $    .40    $   1.45    $    .97  $   2.25
  Extraordinary loss                    -           -           -         (.04)
       Earnings Per Share           $    .40    $   1.45    $    .97  $   2.21

Weighted Average Shares Outstanding   87,193      86,561      87,185    86,379

Dividends Paid Per Share            $    .27    $    .25    $    .54  $    .50

                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            Six Months
                                                          Ended June 30,
                                                      1994              1993
                                                           (In Thousands)
Cash Flows from Operating Activities:
  Net income                                       $    84,151       $ 190,959
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, depletion and amortization        132,644         106,707
       Deferred income taxes                            (3,089)         53,366
       Equity in earnings of unconsolidated affiliates,
         less distributions                             (8,809)         (3,443)
       (Gain) loss on sale of subsidiary stock and
         disposal of assets                             (1,465)       (156,368)
       Reserves for regulatory matters                  22,271           3,441
       Gas supply realignment costs                     15,699            -
       Natural gas purchase contract settlement costs   18,360          28,274
       Change in:
         Accounts receivable                            (8,591)         26,870
         Inventories                                        46          (3,381)
         Accounts payable                              (26,123)        (19,186)
         Accrued interest and income taxes, net         (4,035)        (25,126)
         Other current assets and liabilities            7,670          (3,399)
       Other                                            33,282          29,321

         Net cash provided by operating activities     262,011         228,035

Cash Flows from Investing Activities:
  Plant, property and equipment additions             (204,409)       (159,074)
  Net proceeds from sale of subsidiary stock and
     disposal of assets                                  7,935         331,730
  Advances to unconsolidated affiliates
     and other                                        (171,471)        (12,760)

         Net cash provided by (used in)
           investing activities                       (367,945)        159,896

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt           2,110,000         220,000
  Payments of long-term debt                        (2,053,160)       (479,612)
  Changes in short-term borrowings                      94,294            -
     Net changes in debt                               151,134        (259,612)
  Dividends paid                                       (47,064)        (43,167)
  Other                                                    666          15,479

         Net cash provided by (used in)
           financing activities                        104,736        (287,300)

Net Increase (Decrease) in Cash and Cash Equivalents    (1,198)        100,631

Cash and Cash Equivalents at Beginning of Period        10,822          58,007

Cash and Cash Equivalents at End of Period         $     9,624       $ 158,638
Supplemental Disclosures of Cash Flow Information
Cash Paid for:
  Interest (net of amount capitalized)             $    42,051       $  57,484
  Income taxes, net                                     32,213          69,758

                             See accompanying notes.

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

2.   Changes in Operations

  Stock Sale by Subsidiary - On June 4, 1993, the initial public offering (IPO) of Sonat Offshore Drilling
Inc.'s (Sonat Offshore) common stock at $22.00 per share was closed. Prior to the offering, the Company owned
100 percent of Sonat Offshore.  Sonat Offshore issued
15.5 million shares, and the Company sold 1.448 million of its shares resulting in a combined pretax gain of $155.8 million. Net cash proceeds from the combined transactions after underwriting commissions, expenses and tax provisions totaled approximately $340 million.
The Company retained ownership of approximately
40 percent of Sonat Offshore's outstanding shares and recognized an after-tax gain of $99.7 million, or $1.15 per share, from the combined transactions. At
June 30, 1994, the Company held 11.3 million shares of Sonat Offshore common stock.

3.   Unconsolidated Affiliates

  The following table presents the components of equity in earnings of unconsolidated affiliates.

                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                    1994       1993       1994       1993
                                                  (In Thousands)

Company's Share of Reported Earnings (Loss)
  Exploration and Production:
     Sonat/P                       $  -        $1,530    $  -       $ 2,524
     Other exploration and
       production affiliates           204        100        311        182
                                       204      1,630        311      2,706

  Natural Gas Transmission and Marketing:
     Citrus Corp.                    7,367      3,659      7,684      1,241
     Amortization of Citrus basis
       difference                      345        523        692      1,047
     Bear Creek Storage              2,213      2,093      4,494      4,513
     Other natural gas transmission
       and marketing affiliates        (53)      -           (78)        16
                                     9,872      6,275     12,792      6,817

  Other:
     Sonat Offshore Drilling           866        810      2,561        810
     Other affiliates                  618        646        718        360
                                     1,484      1,456      3,279      1,170

                                   $11,560     $9,361    $16,382    $10,693

      Exploration and Production Affiliate - Sonat
Exploration Company (Sonat Exploration) had an initial
49 percent interest in Sonat/P Anadarko Limited
Partnership (Sonat/P) which acquired oil and gas reserves in the Anadarko Basin of Oklahoma from Louisiana Land and Exploration Company in the third quarter of 1992. On October 4, 1993, Sonat Exploration acquired the remaining interest in Sonat/P not owned by it, from Prudential Insurance Company. Sonat/P had revenues of $5.9 million and $10.4 million and reported earnings of $2.5 million and $4.0 million for the three-month and six-month periods ended June 30, 1993, respectively.

      Natural Gas Transmission and Marketing
Affiliates - Sonat owns 50 percent of Citrus Corp.
(Citrus), the parent of Florida Gas Transmission
Company.  Southern Natural Gas Company (Southern) owns
50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company.

      The following is summarized income statement information for Citrus:

                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                    1994       1993       1994       1993
                                                  (In Thousands)

Revenues                          $134,385   $188,572   $237,869   $317,662
(Income) Expenses:
  Natural Gas Cost                  86,404    132,329    152,297    224,962
  Operating Expenses                28,787     19,556     55,009     37,711
  Depreciation                       9,850      9,363     19,543     25,752
  Other Expenses, Net               11,050     16,354     21,965     25,925
  Allowance for Funds Used
    During Construction            (25,623)      (625)   (36,006)      (656)
  Income Taxes                       9,183      4,277      9,694      1,487

Income Reported                   $ 14,734   $  7,318   $ 15,367   $  2,481

      In connection with the construction of the Phase III expansion, the Company made net non-interest-bearing advances to Citrus of $167.8 million during the 1994 period. The significant increase in allowance for funds used during construction relates to the Phase III expansion, which should be completed by year-end 1994.

      The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                       Three Months          Six Months
                                      Ended June 30,       Ended June 30,
                                     1994       1993      1994        1993
                                              (In Thousands)

Revenues                            $8,843     $8,894    $17,873    $18,585
Expenses:
  Operating Expenses                 1,287      1,407      2,565      2,918
  Depreciation                       1,350      1,349      2,700      2,699
  Other Expenses, Net                1,780      1,952      3,619      3,942

Income Reported                     $4,426     $4,186    $ 8,989    $ 9,026

  Other Affiliate - Since June 4, 1993, the Company has owned 40 percent of Sonat Offshore, which provides offshore drilling services. (See Note 2.)

  The following is summarized income statement information for Sonat Offshore. Amounts for 1993 are for the period from the date of the IPO to June 30, 1993.

                                       Three Months          Six Months
                                      Ended June 30,       Ended June 30,
                                     1994       1993      1994        1993
                                                  (In Thousands)


Revenues                           $58,922    $16,299   $125,029    $16,299
(Income) Expenses:
  Operating Expenses                48,648     11,510    102,363     11,510
  Depreciation                       6,283      1,497     12,101      1,497
  Other (Income) Expenses, Net         522       (350)       453       (350)
  Income Taxes                       1,299      1,611      3,695      1,611

Income Reported                    $ 2,170    $ 2,031   $  6,417    $ 2,031

4.    Long-Term Debt and Lines of Credit

      During the first six months of 1994, Sonat borrowed $2.1 billion and repaid $1.9 billion under its revolving credit agreement, which is classified as long-term, resulting in $300 million outstanding at a rate of
4.58 percent at June 30, 1994.

      On May 30, 1994, Sonat and Southern renewed their short-term lines of credit with several banks to provide for borrowings of up to $200 million and $50 million, respectively. Borrowings are available through
May 29, 1995, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates.

      On June 15, 1994, Southern's 9 5/8 Percent Notes matured and were redeemed. Funds were obtained by increased borrowings under Sonat's floating rate facilities.

      On August 1, 1994, Sonat entered into a new 364-day revolving credit agreement with a group of banks.
The revolving credit agreement provides for periodic borrowings of up to $300 million through July 31, 1995.
Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid.

      Loans outstanding under all short-term credit facilities are for a duration of less than three months.

5.    Commitments and Contingencies

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

      On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding,
(2) resolved the cost of service, throughput, billing determinant and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide the rate design issue based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994 (the FERC Orders), the FERC approved the settlement.

      On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding that, if approved by the FERC, would resolve the throughput and certain cost of service issues. The rate design issue is consolidated with similar issues in Southern's rate proceeding filed May 1, 1993, which is described below, and will be resolved in that proceeding. The settlement was approved by the FERC Orders described above.

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

      Sea Robin Pipeline Company (Sea Robin), a subsidiary of Southern, has previously filed under the provisions of Order No. 500 to recover $83.1 million in gas purchase contract settlement payments from its former pipeline sales customers, Koch Gateway Pipeline
Company (Koch), successor to United Gas Pipe Line
Company, and Southern. Those filings remain subject to refund pending the outcome of any prudence challenges in the proceedings. Although the eligibility issues have been resolved, one party has reserved its rights to challenge prudence until such time as certain take-or-pay allocation issues are resolved with respect to the flow-through of costs billed to Koch.

      Southern is authorized to flow through to its jurisdictional customers $38.1 million of the costs allocated to it by Sea Robin as well as the $32.7 million in Order No. 500 costs allocated to it by Koch. Southern's flow-through of Koch and Sea Robin's costs remains subject to refund pending the outcome of any challenges to the costs or allocation of the costs in those pipelines' Order No. 500 proceedings. The
Company does not believe that the outcome of any such challenges will have a material adverse effect on its results of operations.


      On July 2, 1993, the FERC issued an order reaffirming its approval of the non-take-or-pay aspects of a settlement filed by Koch in 1988, which included
Southern's phased abandonment of its contract demand with Koch. The order rejected the take-or-pay aspects of the settlement, including Koch's proposed Order
No. 528 allocation methodology. As a consequence, various parties that had originally supported the settlement began contesting it. Koch evidenced its intention to honor the non-take-or-pay aspects of the 1988 settlement and induced several of the parties to withdraw their judicial appeals of the July 2 order. On
April 29, 1994, Koch filed multiple settlements that settled its outstanding take-or-pay issues with substantially all of its customers, including Southern.
On August 4, 1994, the FERC issued an order approving the settlements and terminating all take-or-pay proceedings of Koch. This action should also lead to the termination of the take-or-pay proceedings of Sea
Robin.

      Gas Purchase Contracts - Gas purchase contract settlement payments (other than the gas supply realignment payments discussed below) made by Southern and not previously recovered or expensed are included on the Condensed Consolidated Balance Sheet at
June 30, 1994, in "Current Assets". Pursuant to a final and nonappealable FERC order, Southern collected these amounts from its customers over a five-year period that ended on April 30, 1994. Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices.
When a loss is probable and the amount can be reasonably estimated, it is accrued.

      Order No. 636 - In 1992 the FERC issued its Order
No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services.
Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

      On September 3, 1993, the FERC generally approved a compliance plan for Southern and directed Southern to implement its restructured services pursuant to the Order on November 1, 1993 (the September 3 order).
Pursuant to Southern's compliance plan, GSR costs that are eligible for recovery include payments to reform or terminate gas purchase contracts. Where Southern can show that it can minimize transition costs by continuing to purchase gas under the contract (i.e., it is more economic to continue to perform), eligible GSR costs would also include the difference between the contract price and the higher of (a) the sales price for gas purchased under the contract or (b) a price established by an objective index of spot-market prices. Recovery of these "price differential" costs is permitted for an initial period of two years.

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

      Southern's customers have generally opposed the recovery of Southern's GSR costs based on both eligibility and prudence grounds. The September 3 order rejected the argument of certain customers that a 1988 take-or-pay recovery settlement bars Southern from recovering GSR costs under gas purchase contracts executed before March 31, 1989, which comprise most of Southern's GSR costs. Those customers subsequently filed motions urging the FERC to reverse its ruling on that issue. On December 16, 1993, the FERC affirmed its September 3 ruling with respect to the 1988 take-or-pay recovery settlement (the December 16 order). The FERC's finding that the 1988 settlement is not a bar in general to the recovery as GSR costs of payments made to amend or to terminate these contracts does not prevent an eligibility challenge to specific payments, however, on the theory that they are actually take-or-pay costs that would have been unavoidable regardless of the Order.
The December 16 order generally approved Southern's restructuring tariff submitted pursuant to the September 3 order. Various parties have sought judicial review of the September 3 and December 16 orders.

      During 1993 Southern reached agreements to reduce significantly the price payable under a number of above-market gas purchase contracts in exchange for payments of approximately $114 million. On December 1, 1993,
Southern filed with the FERC to recover such costs and approximately $3 million of prefiling interest (the
December 1 filing). On December 30, 1993, the FERC accepted such filing to become effective
January 1, 1994, subject to refund, and subject to a determination through a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order.
Southern's customers are opposing its recovery of the GSR costs in this proceeding based on both eligibility and prudence grounds. The December 30 order rejected arguments of various parties that, as a matter of law, a pipeline's payments to affiliates, in this case
Southern's payment to a subsidiary of Sonat Exploration that represented approximately $34 million of the December 1 filing, may not be recovered under the Order.
The payment is still subject to challenge on both eligibility and prudence grounds.

      In December 1993 Southern reached agreement to reduce the price under another contract in exchange for payments having a present value of approximately
$52 million, which is included in "Deferred Credits and Other" in the Consolidated Balance Sheet. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. On February 14, 1994,
Southern made a rate filing to recover those costs as well as approximately $3 million of other settlement costs and prefiling interest. In an order issued on March 16, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. In its order the FERC directed that the monthly installment payments be recovered over the eight-year period during which they will be incurred. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceeding on the December 1 filing.

      Since November 1, 1993, Southern has also incurred
"price differential" costs while continuing to purchase gas under contracts that are in excess of current market prices. On March 1, 1994, Southern made a rate filing to recover $17.5 million of these costs that had been incurred through January 31, 1994. In an order issued on March 31, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. On May 31, 1994, Southern made a rate filing to recover an additional
$15.4 million of these costs that had been incurred through April 30, 1994. In an order issued on June 30, 1994, the FERC accepted such filing to become effective on July 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in these proceedings, which have been consolidated with the proceedings on the December 1 filing and the February 14 filing.

      On May 27, 1994, the FERC issued an order dealing with compliance filings and rehearing requests that had been filed in response to its earlier orders permitting the recovery, subject to refund, of GSR costs sought to be collected by Southern. In that order, the FERC accepted revised tariff sheets that provide for the recovery of GSR costs related to the termination or amendment of gas purchase contracts over 36 months, rather than through a direct bill or over a 15-month period as earlier proposed by Southern, and permitted on rehearing the amortization of price differential GSR costs allocated to interruptible transportation customers over 12 months, as originally proposed by Southern, rather than over three months as required by the FERC in its order of March 16, 1994. The FERC further ordered that Southern remove certain
"transaction costs" that had been included in its quarterly GSR filings, noting that they were more properly included as administrative costs in the next general rate filing of Southern. Finally, the FERC ordered that Southern recompute on the basis of actual prices rather than average prices, and authenticate through supporting documentation, its claimed price differential costs that had been included in its quarterly GSR filings.

      In compliance with the May 27 Order, Southern filed revised tariff sheets that reduced its claimed GSR costs by approximately $700,000. These revised tariff sheets were accepted by the FERC in an order issued
June 30, 1994.


      Southern plans to make additional rate filings quarterly to recover its "price differential" costs and any other GSR costs. Additionally, Southern continues to make monthly filings designed to adjust the billing determinants and associated surcharges for its firm transportation customers to reflect changes in the level of systemwide contract demands and effective carrying charges that occur from time to time. The total GSR costs of $164 million, net of recoveries, accrued through June 30, 1994, are included in current and long-term gas supply realignment costs in the Condensed
Consolidated Balance Sheet.

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

      On July 29, 1994, Southern filed a brief on exceptions with the FERC seeking to overturn the initial decision of the administrative law judge as it relates to the recoverability of its Mississippi Canyon
Facilities investment, but Southern cannot predict the action that may be taken by the FERC or the outcome of any subsequent appeal concerning the rate treatment of the $45 million cost of these facilities.

      With respect to the recoverability by Southern under the Order of GSR costs associated with Southern's gas supply contract with Exxon relating to the reserves connected by the Mississippi Canyon Facilities, Southern's customers have asserted in a separate proceeding before the FERC that the gas supply contract was non-cash consideration for the Exxon take-or-pay settlement and that recovery by Southern of GSR costs incurred with respect to such contract is also precluded by the 1988 take-or-pay settlement. Estimated GSR costs under this contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be in the range of $65 million to $75 million on a present value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern has given notice to Exxon that effective March 1, 1994, it has terminated the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities pursuant to certain provisions of the contract. Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the gas supply contract.

      Settlement Discussions - Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.

6.    Income Taxes

      Net income for the six-month period of 1993 includes a net gain of $21 million, or $.24 per share, related to the settlement of an examination of the Company's federal income tax returns for the years 1983 through 1985 and other tax issues.

7.    Capital Stock

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

                                    Three Months            Six Months
                                   Ended June 30,         Ended June 30,
                                  1994        1993      1994         1993
                                             (In Millions)
Operating Income:
  Exploration and production       $22        $24       $ 44         $ 46
  Natural gas transmission
     and marketing                  29         17         81           78
  Other                              2          3          4            3

     Operating Income              $53        $44       $129         $127

EXPLORATION AND PRODUCTION

      The Company is engaged in the exploration for and the acquisition, development, and production of oil and natural gas in the United States through Sonat
Exploration Company (Sonat Exploration).  Beginning in
1988 Sonat Exploration implemented a strategy to acquire gas properties with significant development potential.
As a result of this strategy, Sonat Exploration's proved reserves totaled approximately 1.5 trillion cubic feet of natural gas equivalent at June 30, 1994, approximately a six fold increase since the beginning of 1988.

      Sonat Exploration intends to continue to aggressively acquire domestic gas properties with significant development potential. During the first six months of 1994, Sonat Exploration acquired oil and gas interests and properties for a total of $57 million, which increased proved reserves by approximately
108 billion cubic feet of natural gas equivalent. In the largest acquisition of the second quarter of 1994, Sonat Exploration paid approximately $26 million for interests in oil and gas properties in south Texas having proved reserves of approximately 46 billion cubic feet of natural gas equivalent. Sonat Exploration's other acquisitions in the second quarter were located primarily in the southern and west Texas regions. Since
June 30, 1994, Sonat Exploration has acquired or is in the process of acquiring properties having total proved reserves of approximately 58 billion cubic feet of natural gas equivalent for approximately $41 million.

      Sonat Exploration has a substantial producing property acreage position in the eastern extension of the Austin Chalk trend in Texas and Louisiana. During the first six months of 1994, Sonat Exploration participated in the drilling of 18 wells, all of which were successful. As of June 30, 1994, Sonat Exploration had participated in the completion of 42 wells in the Austin Chalk trend, 41 of which are commercial.

      Sonat Exploration's proved reserves include a portion that qualifies for Section 29 tax credits.
During the year ended December 31, 1993, Section 29 tax credits totaled $19 million; however, production from wells that qualify for these credits has decreased in 1994 as these wells follow their normal decline pattern.

      Total capital expenditures for Sonat Exploration are expected to approximate $390 million in 1994, which would be down slightly from 1993. Capital spending in 1994 includes amounts for increased development drilling and additional producing property acquisitions.

      Sonat Exploration's natural gas and liquids production is marketed primarily in the spot-market almost entirely by Sonat Marketing Company (Sonat
Marketing), a subsidiary of Sonat Energy Services
Company (Sonat Energy Services) operating in the
Company's Natural Gas Transmission and Marketing
Segment. See Derivatives section for a discussion of Sonat Exploration's hedging activities.

Exploration and Production Operations

                                    Three Months            Six Months
                                   Ended June 30,         Ended June 30,
                                 1994          1993      1994         1993
                                                 (In Millions)
Revenues:
  Sales to others                $ 37          $55       $ 68          $ 97
  Intersegment sales               71           31        146            68
    Total Revenues               $108          $86       $214          $165

Depreciation, Depletion and
    Amortization                 $ 49          $33       $ 98          $ 64

Operating Income                 $ 22          $24       $ 44          $ 46

Equity in Earnings of
    Unconsolidated Affiliates    $  -          $ 2       $  -          $  3


Net Sales Volumes:
(Includes Sonat/P)
  Gas (Bcf)                        44           36         87            71
  Oil and condensate (MBbls)    1,064          754      2,017         1,446
  Natural gas liquids (MBbls)     309          196        537           360

Average Sales Prices:
(Includes Sonat/P)
  Gas ($/Mcf)                  $ 1.97       $ 2.01     $ 2.03        $ 1.95
  Oil and condensate ($/Bbl)    16.77        18.78      15.01         18.37
  Natural gas liquids ($/Bbl)    8.86         9.02       8.95          8.70

      Equity in earnings of unconsolidated affiliates reflects Sonat Exploration's acquisition of the remaining interest in Sonat/P Anadarko Limited
Partnership (Sonat/P) in late 1993.

Quarter-to-Quarter Analysis

      Sonat Exploration's operating income was
$22 million in the second quarter of 1994, $2 million less than the same period in 1993. Natural gas production rose 22 percent, reflecting acquisitions completed since the middle of 1993, as well as aggressive development drilling. Oil and condensate production rose 41 percent and natural gas liquids volumes increased 58 percent, due primarily to continued growth in production from the Austin Chalk trend in East
Texas. Increases in production levels were largely offset by lower energy prices and by higher amortization and other operating expenses as a result of the higher production. Gas prices were down only slightly in the second quarter of 1994 compared to 1993 while oil and condensate prices were 11 percent lower than the 1993 period. Oil and condensate prices, however showed significant improvement over the first quarter of 1994, increasing 29 percent from the average price of $13.04 per barrel.

Year-to-Date Analysis

      Operating income for the 1994 year-to-date period was $44 million compared to $46 million for the same period in 1993. Significant increases in production of 23 percent for natural gas and 39 percent for oil and condensate were due to the aggressive acquisition and development activity since mid-1993. Natural gas liquids increased 49 percent over last year as a result of increased production from the Austin Chalk trend.
Gas prices were slightly higher, but oil prices, although improved from first quarter levels, were still
18 percent under last year. Increases in operating expenses due primarily to higher amortization resulting from the increase in production were partially offset by a $3 million decrease in stock-based employee compensation.

NATURAL GAS TRANSMISSION AND MARKETING

      The Company participates in the natural gas transmission and marketing business through Southern
Natural Gas Company, Citrus Corp. (a 50 percent-owned company), and Sonat Energy Services Company. Southern and Florida Gas Transmission Company (Florida Gas), a subsidiary of Citrus, operating in the natural gas transmission industry, have historically provided customers of their natural gas pipelines both merchant and transportation services. Effective
November 1, 1993, Southern separated its transportation, storage, and merchant services to comply with Order
No. 636. (See following discussion.) Florida Gas also restructured its services in compliance with Order
No. 636 effective on November 1, 1993.  As a result of
Order No. 636, both Southern and Florida Gas have essentially become solely gas transporters, although
Southern continues to make limited sales pending the expiration, termination, or assignment of its remaining gas supply contracts. Sonat Energy Services, through its subsidiaries, manages Sonat's unregulated natural gas businesses, including natural gas marketing and gathering and intrastate natural gas pipeline services.
Citrus provides natural gas marketing activities through its affiliates, primarily to customers of Florida Gas.

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

      Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On May 1, 1994, Southern completed its second pipeline expansion into northern Florida and southwestern Georgia that increased firm daily capacity by 40 million cubic feet per day.
On July 22, 1994, Southern filed an application with the FERC for authorization to construct a 21-mile pipeline extension to a delivery point near Chattanooga that will deliver natural gas to a group of new customers who have agreed to sign ten-year contracts for firm transportation volumes totaling over 11 million cubic feet per day.

      Florida Gas, which has a current pipeline system capacity of 925 million cubic feet per day, is scheduled to complete its current expansion project, known as Phase III, by year-end 1994. This expansion will increase system capacity by 530 million cubic feet per day at a capital cost of approximately $900 million. As part of Phase III, Florida Gas has contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system.
The Company is advancing funds to Citrus for Phase III and expects to increase its equity investment in Citrus by $150 million by the end of the construction period.
Also in connection with this expansion, Florida Gas entered into an agreement to acquire a 20 percent interest in an existing pipeline in the Mobile Bay area that, pursuant to the agreement, will be expanded by over 300 million cubic feet per day and connected to Florida Gas' pipeline system. Additionally, Florida Gas is currently reviewing the prospects for further expansions of its pipeline system into the Florida market that could be in service in 1996 or 1997.

      Sonat Marketing continues to expand its natural gas marketing business. Prior to 1993, Sonat
Marketing's volumes were approximately 700 million cubic feet per day and were primarily on the Southern system.
During 1993 Sonat Marketing assumed responsibility for marketing almost all of the natural gas and liquids production of Sonat Exploration, including execution of Sonat Exploration's risk management program. This has allowed Sonat Marketing to expand its presence in Gulf
Coast, Midwest, and Northeast markets and, in turn, provide an attractive market to unaffiliated producers.
As a result of these efforts and due to increased purchasing from third parties over historic levels, Sonat Marketing's average daily sales volumes at June 30, 1994, were approximately 1.4 billion cubic feet per day, making it one of the twenty largest natural gas marketers in the country.

      See Derivatives section for a discussion of Sonat
Marketing's hedging activities.

Natural Gas Transmission and Marketing Operations

                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                   1994         1993     1994         1993
                                               (In Millions)
Revenues:
  Gas sold by Southern            $ 43          $ 65     $115          $282
  Gas sold by Sonat Marketing      216           125      445           229
  Other sales                        2             3        7             8
    Total Gas Sold                 261           193      567           519
  Market transportation and storage 72            32      154            71
  Supply transportation             10            12       21            24
  Other                             36            14       88            36
    Total Revenues                $379          $251     $830          $650

Natural Gas Cost:
  Purchased from others           $181          $117     $394          $327
  Intersegment purchases            71            31      146            68
    Total Natural Gas Cost        $252          $148     $540          $395

Transition Cost Recovery and
  Gas Purchase Contract
  Settlement Costs                $ 28          $ 11     $ 70          $ 28

Depreciation and Amortization     $ 17          $ 17     $ 34          $ 33

Operating Income                  $ 29          $ 17     $ 81          $ 78

Equity in Earnings
  of Unconsolidated Affiliates    $ 10          $  6     $ 13          $  7

                                                (Billion Cubic Feet)
Southern Volumes:
  Gas sold                           -             8        -            61
  Market transportation            113            98      269           201
    Total Market Throughput        113           106      269           262
  Supply transportation             83            84      161           167
    Total Volumes                  196           190      430           429

    Transition gas sales            24             -       56             -


Sonat Marketing Sales Volumes      109            57      209           113


Florida Gas Volumes (100%):
  Gas sold                           -             4        -            11
  Market transportation             77            70      143           128
    Total Market Throughput         77            74      143           139
  Supply transportation              4            12        9            24
    Total Volumes                   81            86      152           163

Quarter-to-Quarter Analysis

      Southern's operating results for the second quarter were up due primarily to a change to a less seasonal rate design under Order No. 636. Operating results were also favorably affected by lower general and administrative expenses due to a $3 million reduction in employee related benefit expenses. These increases were partially offset by a reduction in rate base resulting from the sale of working gas storage to customers as part of the implementation of Order
No. 636.

      Southern's gas sales revenues and gas costs include $46 million of transition gas sales. Higher market transportation revenues and volumes reflect the implementation of Order No. 636.

      Other revenue increased during the quarter due primarily to the recovery of transition costs.

      Sonat Marketing's sales volumes increased significantly over the second quarter of 1993 as a result of fully integrating the marketing of Sonat
Exploration's production and acquiring additional third-party volumes. In addition, due to greater concentration on value added services, margins have shown good increases over last year.

      Equity in earnings of Citrus for the second quarter of 1994 increased $4 million from 1993 due to increased allowance for funds used during contruction
(AFUDC) recognized on Phase III, lower depreciation expense resulting from a change in the estimated useful life of the pipeline system, and higher margins as a result of restructuring the pricing terms of a gas supply contract with one of its major customers. Equity in earnings in 1993 included the favorable effect of the sale of gas supply contracts at Citrus Marketing in 1993.

Year-to-Date Analysis

      Southern's operating results for the six-month period were down slightly from last year due to the change to a less seasonal rate design and the rate base reduction under Order No. 636. These declines were partially offset by lower operating and maintenance expense resulting from a $4 million reduction in fuel gas liability and lower general and administrative expenses due to a $7 million reduction in employee related benefit expenses.


      Southern's gas sales revenues and gas costs were down significantly for the six-month period as a result of implementing Order No. 636, but still include
$118 million of transition gas sales from supply remaining under contract (see Order No. 636 discussion below). Total market throughput increased three percent for the six-month period; however, Order No. 636 resulted in a shift in volumes from sales to market transportation.

      Other revenue increased for the six-month period due primarily to the recovery of transition costs.

      Sonat Marketing's sales volumes increased significantly over last year as a result of fully integrating the marketing of Sonat Exploration's production and acquiring additional third-party volumes.
In addition, due to greater concentration on value added services, margins have shown good increases over last year.

      Equity in earnings of Citrus increased $6 million from $2 million in 1993 due to the recognition of AFUDC in the current year and to lower depreciation expense resulting from a change in the estimated useful life of the pipeline system. Equity in earnings in 1993 included the favorable effect of the sale of gas supply contracts at Citrus Marketing in 1993. Higher margins during the second quarter resulting from the restructured gas supply contract with one of its major customers were offset by higher prices for natural gas relative to competing No. 6 fuel oil in the first quarter. Earnings for Citrus in 1995 are expected to be lower compared to 1994 due to the scheduled completion of the Florida Gas expansion project at the end of 1994 and the resulting end of AFUDC recognition on the project.

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

      Southern's discussions are continuing with Atlanta and its other distribution customers regarding their elections for firm transportation service on Southern's system. It is possible that these discussions could result in a rate reduction by Southern as part of an overall settlement. Although management believes that most of Southern's distribution customers ultimately will commit to some type of new firm transportation agreements with Southern under its restructuring program beyond those described above, it is unable to predict at what total contract level or for what duration such commitments will be made.

Natural Gas Sales and Supply

      As discussed in Note 5 of the Notes to Condensed
Consolidated Financial Statements, Southern is incurring certain transition costs as a result of implementing
Order No. 636, and for Southern, those are primarily gas supply realignment (GSR) costs relating to amendment or termination of existing gas purchase contracts. In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables and the outcome of the lawsuit with Exxon discussed in Note 5, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations and "price differential" costs actually incurred, the amount of GSR costs are estimated to be in the range of approximately
$300-$325 million on a present value basis (including the Exxon contract discussed in Note 5). This amount includes the payments made to amend or terminate gas purchase contracts described in Note 5.

      Sales by Southern are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices.
Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began
November 1, 1993. The sales agreements with Atlanta were extended through March 31, 1995. The remainder of Southern's gas supply will be sold on a month-to-month basis. Southern will file to recover as a GSR cost pursuant to Order No. 636 the difference between the cost associated with the gas supply contracts and the revenue from the sales agreements and month-to-month sales as well as any cost previously incurred or incurred in the future as a result of Order No. 636 to terminate or reduce the price under Southern's remaining contracts.

      Through June 30, 1994, Southern has paid
$125 million to reduce or terminate the price payable under a number of above-market gas purchase contracts.
In addition, Southern has paid $43 million in excess of current spot-market prices under its remaining gas purchase contracts since implementing Order No. 636 on November 1, 1993. Southern's rate filings to recover these payments as GSR costs are described in Note 5.

      Southern's purchase commitments under its remaining gas supply contracts for the years 1994 through 1998 (which exclude those under the Exxon contract related to the Mississippi Canyon Facilities discussed in Note 5) are estimated as follows:

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

Rate Matters

      Several general rate changes have been implemented by Southern and remain subject to refund. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of rate matters.

Settlement Discussions

      As discussed in Note 5, Southern's customers are challenging its recovery of GSR costs and Southern is subject to other litigation. Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.

Citrus Corp.

      Citrus' historical losses are mainly due to a high level of depreciation and interest expense. Since
Citrus was acquired in mid-1986, however, cash generated by operations has been sufficient to fund normal capital expenditures and a portion of major expansion projects.
Citrus' restructuring of its services in 1990 has helped to mitigate the effect of declines in the price of No. 6 fuel oil on its revenue and margins. The results of operations from Citrus, however, have continued to be strongly influenced by the level of No. 6 fuel oil prices and the relationship of natural gas prices to fuel oil prices. In May 1994 Citrus entered into a binding letter agreement that restructured the pricing provisions and extended the term of two gas supply contracts with its major customer on a basis that should eliminate or reduce the price volatility that has historically been experienced under these contracts.

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

      Citrus has historically obtained its own financing independent of its parent companies. Debt financing by Citrus with outside parties is nonrecourse to its parent companies and the Company has no contractual or legal requirement to maintain Citrus' liquidity. Citrus recently obtained a $300 million one-year financing that has support provisions from its parent companies. In connection with the construction of the Phase III expansion, the Company is advancing funds to Citrus and expects to have made a net equity investment of approximately $150 million in 1994. See Capital
Expenditures below.



                               Three Months                  Six Months
                              Ended June 30,               Ended June 30,
                              1994        1993          1994           1993
                                              (In Millions)

Other Income, Equity in
  Earnings of Unconsolidated
  Affiliates
    Exploration and production$  -        $  2          $  -           $  3
    Natural gas transmission
      and marketing             10           6            13              7
    Sonat Offshore Drilling      1           1             2              1
    Other                        1           -             1              -

                              $ 12        $  9          $ 16           $ 11

      Equity in earnings of unconsolidated affiliates in the Exploration and Production and Natural Gas
Transmission and Marketing segments was discussed earlier. On a 100 percent basis, Sonat Offshore's results for the three-month period were level with that of last year. For the six-month period of 1994, Sonat
Offshore's results were lower primarily due to the inclusion of $24 million ($16 million after-tax) of interest relating to an IRS tax settlement covering the years 1983-1985 and lower operating income from turnkey operations, partially offset by improved operating results in Egypt and the inclusion of 100 percent of the Polar Pioneer in 1994.

Other Income - Other          $  2        $  3          $  7           $  6

      The decrease in other income for the three-month period is due to the recognition of expenses related to a discontinued operation, largely offset by net gains on the disposal of assets.

      The increase for the six-month period is due primarily to net gains on the disposal of assets partially offset by expenses related to a discontinued operation.

Interest Income (Expense), Net$(20)       $(21)         $(38)          $(19)

      Net interest expense decreased for the three-month period due primarily to lower interest rates.

      The increase in net interest expense for the six-month period is due to the recognition of $27 million in net interest income in 1993 related to an IRS tax settlement covering the years 1983-1985. Otherwise, net interest expense is down due to lower interest rates.

Income Taxes                  $ 11        $ 65          $ 30           $ 85

      Income taxes for both 1993 periods includes taxes of $56 million on the gain recognized on the sale of Sonat Offshore common stock. Otherwise, income taxes for the three-month period of 1994 increased due to higher pretax income, lower Section 29 tax credits and to an increase in the federal income tax rate.

      Income taxes for the six-month period of 1993 include the $56 million increase mentioned above and a $3 million reduction in taxes due to the IRS tax settlement relating to the years 1983-1985. Otherwise, taxes for the 1994 period decreased due to lower pretax earnings partially offset by lower Section 29 tax credits and an increase in the federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
                                                           Six Months
                                                         Ended June 30,
                                                        1994           1993
                                                             (In Millions)

Operating Activities                                   $ 262          $ 228

      Net cash provided by operating activities increased due to higher cash flow from Sonat
Exploration's operations. Southern's cash flow decreased when compared to the 1993 period due to implementation of Order No. 636. In previous periods
Southern's merchant role resulted in significant gas and inventory sales in the winter months. Under Order
No. 636 Southern's rates are less seasonal and Southern no longer has to replace significant quantities of inventory in the warm weather months. These factors should result in a more uniform cash flow for Southern.
Also contributing to the increase is the fact that the 1993 period included cash tax payments relating to the Teleco sale in 1992.

Investing Activities                                   $(368)         $ 160

      Net cash used in investing activities in 1994 reflects $204 million in capital expenditures and net advances of $167.8 million to Citrus for the Phase III expansion. Net cash provided by investing activities in 1993 includes the net cash proceeds of approximately
$340 million from the sale of Sonat Offshore common stock partially offset by $159 million in capital expenditures.

Financing Activities                                   $ 105          $(287)

      Net cash provided by financing activities primarily reflects increased net borrowings under the Company's revolving credit agreement in 1994. In June, Southern's 9 5/8 Percent Notes matured and were redeemed. Funds were obtained by increased borrowings under Sonat's floating rate facilities.

      Net cash used in 1993 reflects the redemption of Sonat's 7 1/4 Percent Zero Coupon, Subordinated
Convertible Notes and 9 7/8 Notes.

                                                           Six Months
                                                         Ended June 30,
                                                        1994           1993
                                                             (In Millions)

Capital Expenditures

      Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

      Exploration and Production                        $180           $129
      Natural Gas Transmission and Marketing              22             19
      Other                                                2             11

      Total                                             $204           $159

      The Company's share of capital expenditures by its unconsolidated affiliates was $244 million and $17 million in the first six months of 1994 and 1993, respectively. The Company expects that a majority of the $900 million capital requirements for Citrus'
Phase III expansion will be independently financed by Florida Gas or Citrus. The Company expects that its total equity contribution to Citrus will be approximately $150 million in 1994 when the financing is complete. During the first six months of 1994 the Company made net non-interest-bearing advances to Citrus of $167.8 million.

Capital Resources

      At June 30, 1994, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $242.9 million was unborrowed and available. The amount available under the lines of credit has been reduced by the amount of commercial paper outstanding of $200.0 million to reflect the Company's policy that credit line and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement. In 1993 Sonat filed a shelf registration with the Securities and Exchange Commission
(SEC) for up to $500 million in debt securities. The net proceeds from the sale of these debt securities are expected to be used for general corporate purposes, which may include refinancing of indebtedness, working capital increases, capital expenditures, possible future acquisitions, and redemption of securities. Southern also has a shelf registration with the SEC for up to $200 million in debt securities of which $100 million has been issued. On August 1, 1994, Sonat entered into a new 364-day revolving credit agreement with a group of banks. The revolving credit agreement provides for borrowings of up to $300 million through July 31, 1995.
The Company expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

      In April 1994 the Board of Directors of the
Company authorized the repurchase of up to two million shares of the Company's common stock. Purchases will be made from time-to-time in the open market or in privately negotiated transactions. Shares purchased under the authorization are expected to be reissued in connection with employee stock option and restricted stock programs.

      The Company holds four million shares of Baker
Hughes Incorporated convertible preferred stock as well as 11.3 million shares of Sonat Offshore common stock.
These resources, when combined with a strong cash flow and borrowings in the public or private markets, provide the Company with the means to fund operations and currently planned investment and capital expenditures.

Capitalization Information

                                                 June 30,      December 31,
                                                  1994             1993

      Debt to Capitalization                          45%               42%
      Book Value Per Share                         $16.08            $15.64


      The increase in the debt to capitalization ratio is due to additional borrowings.

DERIVATIVES

      Futures contracts are used as hedges by Sonat
Exploration and Sonat Marketing to reduce the effects of spot-market prices on operating results. Natural gas futures contracts are traded on the New York Merchantile
Exchange (NYMEX). Contracts are for fixed units of 10,000 MMBtu and are available for up to 18 months in the future.

      Sonat Exploration uses futures contracts to lock in the price of a portion of its expected future natural gas production when it believes that prices are comparatively high. Generally, contracts have been sold no more than six months into the future and represent less than 50 percent of budgeted monthly gas production.
At June 30, 1994, Sonat Exploration had 800 contracts open.

      Sonat Marketing buys and resells natural gas as part of its normal business operations. In situations where natural gas is not bought and sold simultaneously, Sonat Marketing will use futures contracts to reduce the risk of price volatility. For example, Sonat Marketing may purchase certain natural gas volumes before a customer has been identified. In order to reduce the risk of price fluctuation, Sonat Marketing may sell an equivalent volume in natural gas futures contracts or options on futures contracts. All futures transactions or options are identified with a specific gas purchase or sale transaction and are generally one year or less in duration; however, one option agreement extends five years. At June 30, 1994, Sonat Marketing had 736 long and 283 short futures contracts open.

      Sonat Exploration and Sonat Marketing engage in oil and gas price swap agreements with certain counterparties to hedge cash transactions. Price swap agreements call for one party to make payments to (or receive payments from) other parties based upon the differential between a fixed and a variable price for a notional volume specified by the contract. Gains or losses equal to the cash payment on price swap agreements are recognized monthly.

      Sonat Exploration had four natural gas price swap agreements at June 30, 1994, which expire January 1995.
Under the terms of these price swap agreements, Sonat
Exploration will receive a fixed price and pay a spot price determined monthly based on a combined notional volume of 50,000 MMBtu per day. If the spot price exceeds a specified level the notional volume will double.

      Sonat Marketing has one price swap agreement for a term of four years to March 1996, which matches a fixed price cash transaction with a customer. Under the terms of this swap agreement, Sonat Marketing will pay an escalating fixed price and receive a spot price determined monthly based on a notional volume of 5,000 MMBtu per day.

      In the opinion of the Company, the effect of these transactions are not material to its results of operations.

ENVIRONMENTAL MATTERS

      The Company provides the following information as an update of the discussion of "Environmental Matters" provided in Part I of its Report on Form 10-K for the year ended December 31, 1993. Please refer to that Form 10-K for a complete discussion of environmental matters affecting the Company.

      Southern has been named by the EPA as a
potentially responsible party (PRP) at Superfund site known as the Fuels and Chemicals Site, at which a joint defense group of PRPs had earlier advised Southern they might seek to add it as a PRP. Southern and the other named PRPs at the site are required to remediate any contaminated soil and equipment pursuant to the terms of a unilateral order issued by the EPA. The costs of this remediation have not been quantified at this time.
Based on the estimated relative volume of material contributed to this site by Southern (less than one percent based on the EPA's lists of contributors), Southern believes that its status at this site is that of a de minimis contributor and that its potential share of these remediation costs will not be significant.
Another company named as a PRP at this site, in which a subsidiary of Sonat Exploration is a 50-percent shareholder, contributed a significantly larger amount of material to this site than Southern. Based on the number of other financially responsible PRPs at this site, however, and other information that it currently possesses, Sonat currently estimates that neither
Southern nor the subsidiary of Sonat Exploration will incur liabilities related to this site in an amount material to Sonat.

      Southern has now completed the characterization and clean-up of all thirteen of its sites that evidenced some level of PCB contamination for a total cost of approximately $9 million.

      Southern has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury. Southern is soliciting bids from several environmental contractors for site characterization and intends to take appropriate remedial action upon completion of site characterization. Southern is unable to estimate the cost of mercury remediation, because costs will vary based on a number of factors particular to each site and because regulatory standards for elemental mercury clean-up are uncertain at this time. Neither the EPA nor any state in which Southern operates has yet issued clean-up levels or guidelines with respect to contamination from past releases or spills of mercury.
Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its preliminary analysis of the possible extent of the contamination, Southern believes that its remediation of any mercury contamination will not have a material adverse effect on its financial condition or results of operations.

      Sonat generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, Southern would expect to seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery.

      Southern operates three compressor stations in areas that do not meet the National Ambient Air Quality
Standards (NAAQS) established under the federal Clean
Air Act for ozone. Two of these stations are located in Louisiana, and one is located in Alabama. Title I of the Clean Air Act Amendments of 1990 and the state regulations promulgated thereunder require Southern to submit an emissions control plan for each of these stations that may require the addition of emissions control technology.

      The Louisiana Department of Environmental Quality has instructed Southern to suspend the implementation of its Louisiana emissions control plans until September 1, 1994, because of the possibility that the emissions of nitrogen oxides are not the cause of the area's failure to meet NAAQS. Alabama Regulators have not yet published specific emissions control requirements for nitrogen oxides. Further, Alabama regulators have undertaken to have the area in which Southern's station is located recharacterized as meeting the NAAQS for nitrogen oxides. Based on these actions, Southern does not currently know whether it will be required to implement emissions control plans for these stations.

      Based on Southern's projected cost of implementing its emissions control plans in Louisiana, its estimate of the possible cost of implementing a similar emissions control plan in Alabama, and its projected cost of complying with other applicable provisions of the 1990 Amendments, Sonat currently estimates that the maximum costs that Southern may incur to implement such plans and to comply with the 1990 Amendments is approximately $13 million.

      Sonat Exploration currently estimates that its costs necessary to comply with the 1990 Amendments will not be material to its operations.

             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Arcadian Corporation v. Southern Natural Gas
Company and Atlanta Gas Light Company, an antitrust lawsuit described in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended
December 31, 1993, had been settled pending final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian Corporation. On May 12, 1994, the FERC issued an order granting such approval. Atlanta Gas Light
Company ("Atlanta") and others sought rehearing of the May 12 order. Atlanta also filed a petition for review of such order in the Court of Appeals. The FERC has not acted upon the rehearing requests other than to give itself more time to consider the rehearing petition.
Pursuant to the settlement, the lawsuit will be dismissed with prejudice when the FERC order becomes final and nonappealable.

Item 6.Exhibits and Reports on Form 8-K

(a)  Exhibits (1)

Exhibit
Number                                    Exhibits

11*                    Computation of Earnings per
                       Share

12*                    Computation of Ratio of
                       Earnings to Fixed Charges


*  Filed with this Report

(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the quarter ended June 30, 1994.



(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat
Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.


                           SONAT INC. AND SUBSIDIARIES




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SONAT INC.



Date:       August 12, 1994          By:     /s/ Thomas W. Barker, Jr.
                                           Thomas W. Barker, Jr.
                                           Vice President-Finance and
                                           Treasurer




Date:       August 12, 1994          By:     /s/ Ronald B. Pruet, Jr.
                                           Ronald B. Pruet, Jr.
                                           Vice President & Controller