Form 10-Q
period 1994-09-30
SONAT INC
filed 1994-11-10
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D. C.  20549
                      FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended    September 30, 1994


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

           COMMON STOCK, $1.00 PAR VALUE:

  87,166,941 SHARES OUTSTANDING ON OCTOBER 31, 1994

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX



                                                                      Page No.

PART I.    Financial Information

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets--
                         September 30, 1994 and December 31, 1993         1

                       Condensed Consolidated Statements of Income--
                         Three Months and Nine Months Ended
                         September 30, 1994 and 1993                      2

                       Condensed Consolidated Statements of Cash Flows--
                         Nine Months Ended September 30, 1994 and 1993    3

                       Notes to Condensed Consolidated Financial
                         Statements                                       4 - 14

           Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations             15 - 31

PART II.   Other Information

           Item 1.     Legal Proceedings                                 32

           Item 6.     Exhibits and Reports on Form 8-K                  33

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   September 30,   December 31,
                                                        1994           1993
                                                         (In Thousands)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                        $   11,598        $   10,822
  Accounts and note receivable                        283,719           256,925
  Inventories                                          29,119            29,896
  Gas supply realignment costs                         51,563            59,862
  Recoverable natural gas purchase contract
     settlement costs                                     175            18,535
  Gas imbalance receivables                            39,407            43,867
  Other                                                20,645            43,953
     Total Current Assets                             436,226           463,860

Investments in Unconsolidated Affiliates and Other    790,450           509,326

Plant, Property and Equipment                       4,641,540         4,400,286
  Less accumulated depreciation, depletion
     and amortization                               2,442,768         2,313,168
                                                    2,198,772         2,087,118
Deferred Charges:
  Gas supply realignment costs                        105,595           119,724
  Other                                                33,426            33,969
                                                      139,021           153,693

                                                   $3,564,469        $3,213,997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Unsecured notes and long-term debt due
     within one year                               $  286,888        $  232,929
  Accounts payable                                    172,463           193,383
  Accrued income taxes                                 45,153            55,828
  Accrued interest                                     42,892            49,853
  Gas imbalance payables                               47,427            59,144
  Other                                                50,580            42,274
     Total Current Liabilities                        645,403           633,411

Long-Term Debt                                        962,414           741,161

Deferred Credits and Other:
  Deferred income taxes                               198,628           192,977
  Reserves for regulatory matters                     169,178           120,801
  Other                                               173,942           162,432
                                                      541,748           476,210
Commitments and Contingencies
Stockholders' Equity:
  Common stock and other capital                      126,084           123,232
  Retained earnings                                 1,288,820         1,239,983
     Total Stockholders' Equity                     1,414,904         1,363,215
                                                   $3,564,469        $3,213,997

                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                         Three Months           Nine Months
                                     Ended September 30,   Ended September 30,
                                      1994        1993       1994       1993
                                      (In Thousands, Except Per-Share Amounts)

Operating Revenues                  $411,765  $324,546  $1,306,287  $1,177,951

Costs and Expenses:
  Natural gas cost                   198,370   129,471     592,659     456,775
  Transition cost recovery
     and gas purchase contract
     settlement costs                 22,656    10,945      93,105      39,099
  Operating and maintenance           43,799    39,034     121,266     204,923
  General and administrative          31,472    37,118     101,333     117,522
  Depreciation, depletion
     and amortization                 55,903    54,117     188,547     160,824
  Taxes, other than income            10,362     9,588      30,970      27,751
                                     362,562   280,273   1,127,880   1,006,894

Operating Income                      49,203    44,273     178,407     171,057

Other Income, Net:
  Equity in earnings (loss) of
     unconsolidated affiliates        13,230    (2,720)     29,612       7,973
  Sale of subsidiary stock              -         -           -        155,836
  Other                                5,410     2,352      12,287       7,920
                                      18,640      (368)     41,899     171,729

Interest:
  Interest income                        936     2,452       4,049      34,384
  Interest expense                   (24,665)  (19,351)    (69,726)    (71,791)
  Interest capitalized                 1,466       690       5,037       2,524
                                     (22,263)  (16,209)    (60,640)    (34,883)

Income before Extraordinary
  Item and Income Taxes               45,580    27,696     159,666     307,903

Income Taxes                          10,288     7,402      40,223      92,821

Income before Extraordinary
  Item                                35,292    20,294     119,443     215,082

Extraordinary Loss, Net of
  Income Tax Benefit of $1,972,000      -         -           -         (3,829)

Net Income                          $ 35,292  $ 20,294  $  119,443  $  211,253

Earnings Per Share of Common Stock:
  Earnings before extraordinary
     item                           $    .40  $    .23  $     1.37  $     2.48
  Extraordinary loss                    -         -           -           (.04)
       Earnings Per Share           $    .40  $    .23  $     1.37  $     2.44

Weighted Average Shares Outstanding   87,192    86,957      87,187      86,574

Dividends Paid Per Share            $    .27  $    .27  $      .81  $      .77


                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Nine Months
                                                        Ended September 30,
                                                        1994             1993
                                                           (In Thousands)
Cash Flows from Operating Activities:
  Net income                                        $   119,443      $ 211,253
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, depletion and amortization         188,547        160,824
       Deferred income taxes                             14,060         43,933
       Equity in (earnings) loss of unconsolidated
         affiliates, less distributions                 (21,298)         1,249
       Gain on sale of subsidiary stock and
         disposal of assets                              (3,633)      (156,330)
       Reserves for regulatory matters                   48,377          7,097
       Gas supply realignment costs                      22,428        (80,520)
       Natural gas purchase contract settlement costs    18,360         39,219
       Change in:
         Accounts receivable                            (26,774)          (854)
         Inventories                                        777        (67,123)
         Accounts payable                               (20,920)       (14,497)
         Accrued interest and income taxes, net         (17,566)        34,000
         Other current assets and liabilities            24,285         13,461
       Other                                             27,052         40,881

         Net cash provided by operating activities      373,138        232,593

Cash Flows from Investing Activities:
  Plant, property and equipment additions              (329,310)      (354,341)
  Net proceeds from sale of subsidiary stock
     and disposal of assets                              18,206        326,935
  Note receivable                                           (20)        (2,780)
  Advances to unconsolidated affiliates and other      (265,357)       (21,010)

         Net cash used in investing activities         (576,481)       (51,196)

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt            3,391,000        460,645
  Payments of long-term debt                         (3,270,765)      (710,218)
  Changes in short-term borrowings                      154,978         65,679
     Net changes in debt                                275,213       (183,894)
  Dividends paid                                        (70,606)       (66,659)
  Other                                                    (488)        20,970

         Net cash provided by (used in)
           financing activities                         204,119       (229,583)

Net Increase (Decrease) in Cash and Cash Equivalents        776        (48,186)

Cash and Cash Equivalents at Beginning of Period         10,822         58,007

Cash and Cash Equivalents at End of Period          $    11,598      $   9,821
Supplemental Disclosures of Cash Flow Information
Cash Paid for:
  Interest (net of amount capitalized)              $    62,860      $  22,426
  Income taxes, net                                      35,607         42,490

                             See accompanying notes.

1.    Basis of Presentation

      The accompanying condensed consolidated
financial statements of Sonat Inc. (Sonat) and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments including those of a normal recurring nature have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

      In the third quarter of 1994, Southern Natural
Gas Company (Southern) adjusted its transportation revenue reserve and depreciation expense by $16 million reflecting a retroactive reduction in certain depreciation rates. The entry had no effect on net income.

      Certain amounts in the 1993 condensed con-solidated financial statements have been reclassified to conform with the 1994 presentation.

2.    Changes in Operations

      Stock Sale by Subsidiary - On June 4, 1993, the initial public offering (IPO) of Sonat Offshore
Drilling Inc.'s (Sonat Offshore) common stock at
$22.00 per share was closed. Prior to the offering, the Company owned 100 percent of Sonat Offshore.
Sonat Offshore issued 15.5 million shares, and the Company sold 1.448 million of its shares resulting in a combined pretax gain of $155.8 million. Net cash proceeds from the combined transactions after underwriting commissions, expenses and tax provisions totaled approximately $340 million. The Company retained ownership of approximately 40 percent of Sonat Offshore's outstanding shares and recognized an after-tax gain of $99.7 million, or $1.15 per share, from the combined transactions. At
September 30, 1994, the Company held 11.3 million shares of Sonat Offshore common stock.

3.    Unconsolidated Affiliates

      The following table presents the components of equity in earnings of unconsolidated affiliates.

                                      Three Months          Nine Months
                                  Ended September 30,   Ended September 30,
                                     1994       1993       1994       1993
                                                   (In Thousands)

Company's Share of Reported Earnings (Loss):
  Exploration and Production:
     Sonat/P Anadarko              $  -       $ 1,638    $  -       $ 4,162
     Other exploration and
       production affiliates          (154)       169        157        351
                                      (154)     1,807        157      4,513

  Natural Gas Transmission and Marketing:
     Citrus Corp.                    9,771     (8,065)    17,455     (6,824)
     Amortization of Citrus basis
       difference                      345        524      1,037      1,571
     Bear Creek Storage              2,158      2,090      6,653      6,603
     Other natural gas transmission
       and marketing affiliates        (25)       (95)      (104)       (79)
                                    12,249     (5,546)    25,041      1,271

  Other:
     Sonat Offshore Drilling           822        682      3,383      1,492
     Other affiliates                  313        337      1,031        697
                                     1,135      1,019      4,414      2,189

                                   $13,230    $(2,720)   $29,612    $ 7,973

      Exploration and Production Affiliate - Sonat
Exploration Company (Sonat Exploration) had an initial
49 percent interest in Sonat/P Anadarko Limited
Partnership (Sonat/P) which acquired oil and gas reserves in the Anadarko Basin of Oklahoma from Louisiana Land and Exploration Company in the third quarter of 1992. On October 4, 1993, Sonat Exploration acquired the remaining interest in Sonat/P not owned by it, from Prudential Insurance Company. Sonat/P had revenues of $5.9 million and $16.3 million and reported earnings of $2.6 million and $6.6 million for the three-month and nine-month periods ended September 30, 1993, respectively.

      Natural Gas Transmission and Marketing
Affiliates - Sonat owns 50 percent of Citrus Corp.
(Citrus), the parent company of Florida Gas Transmission
Company.  Southern owns 50 percent of Bear Creek Storage
Company (Bear Creek), an underground gas storage company.

      The following is summarized income statement information for Citrus:

                                      Three Months          Nine Months
                                  Ended September 30,   Ended September 30,
                                     1994       1993       1994      1993
                                                   (In Thousands)

Revenues                          $136,917   $147,465   $374,786   $465,127
Expenses (Income):
  Natural gas cost                  87,946    118,242    240,243    343,204
  Operating expenses                29,089     18,159     84,098     55,870
  Depreciation                       9,517      9,216     29,060     34,968
  Other (income) expenses, net      13,309     13,623     35,310     39,548
  Allowance for funds used
    during construction            (34,648)      (304)   (70,690)      (960)
  Income taxes                      12,162      4,658     21,856      6,145

  Income (Loss) Reported          $ 19,542   $(16,129)  $ 34,909   $(13,648)


      In connection with the construction of the Phase III expansion, the Company made net non-interest-bearing advances to Citrus of $254.8 million during the 1994 period. The significant increase in allowance for funds used during construction relates to the Phase III expansion, which is currently expected to go in service on February 1, 1995.

      On November 7, 1994, Florida Gas issued
$700 million of Senior Notes of various maturities ranging from 3 years to 30 years, with an average life of approximately 10 years. Proceeds from the Notes were primarily used to refinance funds advanced for construction of Florida Gas' Phase III expansion. The
Notes are senior, unsecured obligations of Florida Gas, but Sonat is providing indirect credit support in the form of a standby note purchase agreement to the extent of 50 percent of the outstanding Notes plus accrued interest in the event Florida Gas' largest customer exercises its right to terminate its Phase III service contracts as a result of the Phase III facilities not being in service by January 14, 1996. In addition Sonat has agreed to provide funds required by Florida Gas for any interest payments due on the debt (to the extent of 50 percent of any such required amounts) prior to the attainment of the in-service date for the Phase III facilities. Once the in-service date of the Phase III facilities is attained Sonat will be released from all obligations under the standby note purchase agreement and the Notes will be non-recourse except to Florida
Gas.

      The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                      Three Months          Nine Months
                                  Ended September 30,   Ended September 30,
                                     1994       1993       1994       1993
                                                   (In Thousands)

Revenues                            $8,825     $8,841    $26,698    $27,426
Expenses:
  Operating expenses                 1,385      1,355      3,950      4,273
  Depreciation                       1,350      1,349      4,050      4,048
  Other expenses, net                1,774      1,957      5,393      5,899

  Income Reported                   $4,316     $4,180    $13,305    $13,206


      Other Affiliate - Since June 4, 1993, the Company has owned 40 percent of Sonat Offshore, which provides offshore drilling services. (See Note 2.)

      The following is summarized income statement information for Sonat Offshore. Amounts for 1993 are for the period from the date of the IPO to September 30, 1993.

                                      Three Months          Nine Months
                                  Ended September 30,   Ended September 30,
                                     1994       1993       1994       1993
                                                   (In Thousands)

Revenues                           $54,546    $51,943   $179,575    $77,353
Expenses (Income):
  Operating expenses                44,625     40,960    146,988     61,581
  Depreciation                       6,226      5,262     18,327      6,759
  Other (income) expenses, net         (69)      (139)       384       (489)
  Income taxes                       1,703      4,151      5,398      5,762

  Income Reported                  $ 2,061    $ 1,709   $  8,478    $ 3,740


4.    Long-Term Debt and Lines of Credit

      During the first nine months of 1994, Sonat borrowed $3.4 billion and repaid $3.2 billion under its revolving credit agreement, which is classified as long-term, resulting in $373 million outstanding at a rate of
5.19 percent at September 30, 1994.

      On May 30, 1994, Sonat and Southern renewed their short-term lines of credit with several banks to provide for borrowings of up to $200 million and $50 million, respectively. Borrowings are available through
May 29, 1995, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates. At September 30, 1994, $17.8 million was outstanding at a rate of 5.67 percent under the Sonat agreement. No amounts were outstanding under the Southern agreement.

      On June 15, 1994, Southern's $100 million
9 5/8 Percent Notes matured and were redeemed. Funds were obtained by increased borrowings under Sonat's floating rate facilities.

      On August 1, 1994, Sonat entered into a new 364-day revolving credit agreement with a group of banks.
The revolving credit agreement provides for periodic borrowings of up to $300 million through July 31, 1995.
Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid.
At September 30, 1994, $50 million was outstanding at a rate of 5.08 percent under this agreement.

      At September 30, 1994, Sonat had $200 million in commercial paper outstanding at an average rate of
5.24 percent.

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

      On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding,
(2) resolved the cost of service, throughput, billing determinant and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide the rate design issue based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994 (the FERC Orders), the FERC approved the settlement. One party has sought judicial review of the FERC Orders. Southern cannot predict the outcome of this appeal.

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

      Gas Purchase Contracts - Pursuant to a final and nonappealable FERC order, Southern has collected substantially all of its gas purchase contract settlement payments from its customers over a five-year period that ended on April 30, 1994. Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices.
When a loss is probable and the amount can be reasonably estimated, it is accrued.

      Order No. 636 - In 1992 the FERC issued its Order
No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services.
Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order. The principal transition cost is related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

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

      In December 1993 Southern reached agreement to reduce the price under another contract in exchange for payments initially having a present value of approximately $52 million, the unpaid balance of which is included in "Deferred Credits and Other" in the Condensed Consolidated Balance Sheet. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. On February 14, 1994,
Southern made a rate filing to recover those costs as well as approximately $3 million of other settlement costs and prefiling interest. In an order issued on March 16, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. In its order the FERC directed that the monthly installment payments be recovered over the eight-year period during which they will be incurred. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceeding on the December 1 filing.

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

      On August 31, 1994, Southern made its third quarterly rate filing to recover $16.4 million of GSR costs incurred from May 1, 1994, through July 31, 1994.
The GSR costs in the filing included $12.7 million in price differential costs and $3.7 million in contract termination and reformation costs. In an order issued on September 29, 1994, the FERC accepted such filing to become effective on October 11, 1994, subject to refund and to certain conditions, including the removal by Southern of approximately $6.4 million in price differential GSR costs related to a gas purchase contract dated August 29, 1989, between Southern and Exxon Corporation (Exxon) based on a summary judgment order that gave Southern the right to terminate the contract effective March 1, 1994. Southern has filed a request for rehearing with the FERC asserting error in requiring removal of the $6.4 million of costs prior to the receipt of refund of such costs from Exxon, which will not be forthcoming until all appeals have been exhausted. Southern's August 31 filing was also made subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceedings on its previous GSR filings.

      Southern plans to make additional rate filings quarterly to recover its "price differential" costs and any other GSR costs. Additionally, Southern continues to make monthly filings designed to adjust the billing determinants and associated surcharges for its firm transportation customers to reflect changes in the level of systemwide contract demands and effective carrying charges that occur from time to time. The total GSR costs of $157 million, net of recoveries, accrued through September 30, 1994, are included in current and long-term gas supply realignment costs in the Condensed
Consolidated Balance Sheet.

      Administrative Law Judge Ruling Concerning
Recoverability of Investment in Offshore Gas Supply
Facilities - In an initial decision issued on May 2, 1994, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately $45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves being developed by Exxon in the Mississippi
Canyon and Ewing Bank Area Blocks, offshore Louisiana
(the Mississippi Canyon Facilities). The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take-or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement. Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates.

      The judge found alternatively that the Mississippi
Canyon Facilities were underutilized for purposes of certain "at-risk" conditions contained in the FERC certificate authorizing the construction of the facilities and that, in the event his decision that the cost of the facilities is subject to the take-or-pay settlement cap were to be overturned on appeal, Southern should recover only the amount of the annual cost of service of the facilities proportional to their level of utilization during the period of time under review, November 1, 1992, through April 30, 1993. The judge calculated the utilization level at 32 percent, and when this factor is applied to the $11.9 million cost of service attributable to the facilities accepted by the judge, Southern would be permitted to include only
$3.8 million of that amount in its rates for this period.

      On July 29, 1994, Southern filed a brief on exceptions with the FERC seeking to overturn the initial decision of the administrative law judge as it relates to the recoverability of its Mississippi Canyon
Facilities investment, but Southern cannot predict the action that may be taken by the FERC or the outcome of any subsequent appeal concerning the rate treatment of the approximately $45 million cost of these facilities.

      With respect to the recoverability of GSR costs by Southern under the Order associated with Southern's gas supply contract with Exxon relating to the reserves connected by the Mississippi Canyon Facilities, Southern's customers have asserted in a separate proceeding before the FERC that the gas supply contract was non-cash consideration for the Exxon take-or-pay settlement and that recovery by Southern of GSR costs incurred with respect to such contract is also precluded by the 1988 take-or-pay settlement. GSR costs under this contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be approximately $92 million on a present value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern has given notice to Exxon that effective March 1, 1994, it has terminated the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding
Southern's termination of this contract, which Exxon has appealed to the Fifth Circuit Court of Appeals.
Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon
Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the gas supply contract.

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

6.    Income Taxes

      Net income for the nine-month period of 1993 includes a net gain of $21 million, or $.24 per share, related to the settlement of an examination of the Company's federal income tax returns for the years 1983 through 1985 and other tax issues.

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

                                   Three Months            Nine Months
                                Ended September 30,    Ended September 30,
                                  1994        1993      1994         1993
                                             (In Millions)
Operating Income:
  Exploration and production       $16        $16       $ 60         $ 62
  Natural gas transmission
     and marketing                  32         27        114          105
  Other                              1          1          4            4

     Operating Income              $49        $44       $178         $171


EXPLORATION AND PRODUCTION

      The Company is engaged in the exploration for and the acquisition, development, and production of oil and natural gas in the United States through Sonat
Exploration Company (Sonat Exploration).  Beginning in
1988 Sonat Exploration implemented a strategy to acquire gas properties with significant development potential.
As a result of this strategy, Sonat Exploration's proved reserves totaled more than 1.5 trillion cubic feet of natural gas equivalent at September 30, 1994, more than a six fold increase since the beginning of 1988.

      Sonat Exploration intends to continue to aggressively acquire domestic gas properties with significant development potential. During the first nine months of 1994, Sonat Exploration acquired oil and gas interests and properties for a total of $116 million, which increased proved reserves by approximately 199 billion cubic feet of natural gas equivalent. In the largest acquisition during the third quarter of 1994, Sonat Exploration paid approximately
$33 million for interests in oil and gas properties located in south Texas having proved reserves of approximately 39 billion cubic feet of natural gas equivalent. Sonat Exploration's other acquisitions in the third quarter were located primarily in eastern
Texas.

      Sonat Exploration has a substantial producing property acreage position in the eastern extension of the Austin Chalk trend in Texas and Louisiana. During the first nine months of 1994, Sonat Exploration participated in the drilling of 26 wells, all of which were successful. As of September 30, 1994, Sonat
Exploration had participated in the completion of 50 wells in the Austin Chalk trend, 49 of which are commercial.

      Sonat Exploration's developmental drilling programs continue to be very successful. During the first nine months of 1994 these drilling programs have increased proved reserves by approximately 153 billion cubic feet of natural gas equivalent.

      Sonat Exploration's proved reserves include a portion that qualifies for Section 29 tax credits.
Section 29 tax credits have declined from $14 million for the nine months ended September 30, 1993, to $11 million for the nine months ended
September 30, 1994. Production from wells that qualify for these credits has decreased as these wells follow their normal decline pattern.

      Natural gas prices have declined significantly since mid-year. If low natural gas prices continue, earnings will be below previous expectations.
Management believes that continued price weakness may enhance the ability of Sonat Exploration to make reserve acquisitions at attractive prices.

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


Exploration and Production Operations

                                   Three Months            Nine Months
                                Ended September 30,    Ended September 30,
                                 1994          1993      1994         1993
                                                 (In Millions)
Revenues:
  Sales to others                $ 42          $45       $110          $141
  Intersegment sales               64           40        210           108
    Total Revenues                106           85        320           249

Costs and Expenses:
  Operating and maintenance        15           14         46            37
  Exploration expense               3            2          8             4
  General and administrative       11           12         36            34
  Depreciation, depletion and
    amortization                   56           37        154           101
  Taxes, other than income          5            4         16            11
                                   90           69        260           187
    Operating Income             $ 16          $16       $ 60          $ 62

Equity in Earnings of
  Unconsolidated Affiliates (1)     -            2          -             5

Net Sales Volumes:
(Includes Sonat/P)
  Gas (Bcf)                        49           37        136           108
  Oil and condensate (MBbls)    1,124          743      3,141         2,189
  Natural gas liquids (MBbls)     380          199        916           559

Average Sales Prices:
(Includes Sonat/P)
  Gas ($/Mcf)                  $ 1.71       $ 1.98     $ 1.92        $ 1.96
  Oil and condensate ($/Bbl)    16.97        17.24      15.71         17.99
  Natural gas liquids ($/Bbl)    8.53         8.54       8.77          8.64


      (1) The reduction in equity in earnings of unconsolidated affiliates reflects Sonat Exploration's acquisition of the remaining interest in Sonat/P
Anadarko Limited Partnership (Sonat/P) in late 1993.

Quarter-to-Quarter Analysis

      Sonat Exploration's operating income was
$16 million in the third quarter of 1994, level with the same period in 1993. Natural gas production rose
33 percent, reflecting acquisitions completed since
September 1993, as well as further development drilling.
Oil and condensate production rose 51 percent and natural gas liquids volumes increased 91 percent, due primarily to continued growth in production from the Austin Chalk trend in East Texas. The effect of increases in production levels on operating income was offset by lower energy prices and by higher amortization and other operating expenses as a result of the higher production. Gas prices were 14 percent lower in the third quarter of 1994 compared to 1993 while oil and condensate prices were down slightly.

Year-to-Date Analysis

      Operating income for the 1994 year-to-date period was $60 million compared to $62 million for the same period in 1993. The 26 percent increase in natural gas production and the 43 percent increase for oil and condensate were due to a continued acquisition and development program. Natural gas liquids increased
64 percent over last year as a result of increased production from the Austin Chalk trend. Gas prices were slightly lower, and oil prices were 13 percent under last year. Increases in operating expenses due primarily to higher amortization resulting from the increase in production were partially offset by a $4 million decrease in stock-based employee compensation.

NATURAL GAS TRANSMISSION AND MARKETING

      The Company participates in the natural gas transmission and marketing business through Southern
Natural Gas Company, Citrus Corp. (a 50 percent-owned company), and Sonat Energy Services Company. Southern and Florida Gas Transmission Company (Florida Gas), a subsidiary of Citrus, operating in the natural gas transmission industry, have historically provided customers of their natural gas pipelines both merchant and transportation services. Effective
November 1, 1993, Southern separated its transportation, storage, and merchant services to comply with Order
No. 636. (See following discussion.) Florida Gas also restructured its services in compliance with Order
No. 636 effective on November 1, 1993.  As a result of
Order No. 636, both Southern and Florida Gas have essentially become solely gas transporters, although
Southern continues to make limited sales pending the expiration, termination, or assignment of its remaining gas supply contracts. Sonat Energy Services, through its subsidiaries, manages the Company's unregulated natural gas businesses, including natural gas marketing and gathering and intrastate natural gas pipeline services. Citrus provides natural gas marketing activities through its affiliates, primarily to customers of Florida Gas.

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

      Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On May 1, 1994, Southern completed its second pipeline expansion into northern Florida and southwestern Georgia that increased firm daily capacity by 40 million cubic feet per day.
On July 22, 1994, Southern filed an application with the FERC for authorization to construct a 21-mile pipeline extension to a delivery point near Chattanooga that will deliver natural gas to a group of new customers who have agreed to sign ten-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day.

      Florida Gas, which has a current pipeline system capacity of 925 million cubic feet per day, has an expansion project underway, known as Phase III, that will increase its system capacity by 530 million cubic feet per day. As part of Phase III, Florida Gas will contract for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system.
Also in connection with this expansion, Florida Gas entered into an agreement to acquire a 20 percent interest in an existing pipeline in the Mobile Bay area that, pursuant to the agreement, will be expanded by over 300 million cubic feet per day and connected to Florida Gas' pipeline system.

      Florida Gas has extended the expected in-service date of Phase III by one month to February 1, 1995. In
September and October 1994, the Florida Department of
Environmental Protection (FDEP) halted construction of the Phase III expansion in certain wetland areas as a result of alleged violations of wetlands permits and environmental regulations. These problems have been aggravated by the large amount of rain that has fallen along parts of the construction route. The FDEP has now allowed Florida Gas to resume construction in all areas except one area where it is still too wet to resume construction without adverse environmental effects. The
FDEP has also fined Florida Gas $591,000. The expected completion date for the Phase III expansion is therefore dependent upon weather and certain other factors beyond
Florida Gas' control, and there can be no assurance that the currently expected in-service date will occur on February 1, 1995.

      As a result of the delays and increased
construction costs associated with these weather and environmental problems, Florida Gas currently estimates that the Phase III expansion costs have been increased by approximately $29 million. Florida Gas also has added an additional $21 million to the current cost estimate for Phase III to address certain contingencies, including additional construction delays. While Florida
Gas believes that all of the costs of the Phase III expansion have been prudently incurred, Florida Gas' customers have the right under general rate making principles to challenge any of these costs as imprudently incurred. The Company is advancing funds to Citrus for Phase III and expects to increase its equity investment in Citrus by up to $175 million by the end of the construction period.

      Additionally, Florida Gas is currently reviewing the prospects for further expansions of its pipeline system into the Florida market that could be in service in 1997 or 1998.

      Sonat Marketing continues to expand its natural gas marketing business. During 1993 Sonat Marketing assumed responsibility for marketing almost all of the natural gas and liquids production of Sonat Exploration, including execution of Sonat Exploration's risk management program. This has allowed Sonat Marketing to expand its presence in Gulf Coast, Midwest, and Northeast markets and, in turn, provide an attractive market to unaffiliated producers. As a result of these efforts and due to increased purchasing from third parties over historic levels, Sonat Marketing's average daily sales volumes are now over 1.5 billion cubic feet per day, versus 1.0 billion cubic feet per day this time last year, making it one of the twenty largest natural gas marketers in the country.

      See Derivatives section for a discussion of Sonat
Marketing's hedging activities.

Natural Gas Transmission and Marketing Operations

                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                   1994        1993      1994        1993
                                               (In Millions)
Revenues:
  Gas sold by Southern            $ 35         $ 59      $  150      $341
  Gas sold by Sonat Marketing      239          157         684       386
  Other sales                        2            3           9        10
   Total Gas Sold                  276          219         843       737
  Market transportation and storage 56           33         212       104
  Supply transportation              9           11          27        34
  Other                             30           18         119        56
   Total Revenues                  371          281       1,201       931

Costs and Expenses:
  Natural gas cost                 262          169         803       564
  Transition cost recovery and
   gas purchase contract
   settlement costs                 23           11          93        39
  Operating and maintenance         26           26          73        80
  General and administrative        23           26          70        79
  Depreciation and amortization      -           17          34        50
  Taxes, other than income           5            5          14        14
                                   339          254       1,087       826
   Operating Income               $ 32         $ 27      $  114      $105

Equity in Earnings (Loss)
  of Unconsolidated Affiliates    $ 12         $ (6)     $   25      $  1

                                                (Billion Cubic Feet)
Southern Volumes:
  Gas sold                           -            5           -        66
  Market transportation            118           93         402       294
   Total Market Throughput         118           98         402       360
  Supply transportation             87           80         249       247
   Total Volumes                   205          178         651       607

   Transition gas sales             23            -          80         -


Sonat Marketing Sales Volumes      132           74         341       187


Florida Gas Volumes (100%):
  Gas sold                           -            3           -        14
  Market transportation             81           76         224       204
   Total Market Throughput          81           79         224       218
  Supply transportation              6           14          15        38
   Total Volumes                    87           93         239       256


Quarter-to-Quarter Analysis

      Southern's operating results for the third quarter were up slightly primarily due to a change to a less seasonal rate design under Order No. 636. Operating results were also favorably affected by lower general and administrative expenses due to a $4 million reduction in employee related benefit expenses.
Operating results in 1993 included favorable reserve adjustments of $4 million and a $3 million AFUDC adjustment relating to an idle liquefied natural gas facility.

      Southern's gas sales revenues and gas costs represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636 (see Order No. 636 discussion below). The volumes associated with these sales are included in transportation volumes because, as required by Order
No. 636, all sales are now made at the wellhead.

      The implementation of Order No. 636 resulted in higher transportation revenues and volumes compared to the 1993 third quarter. Southern's transportation revenues and depreciation expense include a $16 million decrease reflecting a retroactive reduction in certain depreciation rates. Other revenue also increased due to the recovery of transition costs related to the implementation of Order No. 636.

      Sonat Marketing's sales volumes increased significantly over the third quarter of 1993 as a result of fully integrating the marketing of Sonat
Exploration's production and acquiring additional third-party volumes. In addition, due to greater concentration on value added services, margins have shown good increases over last year.

      Equity in earnings of Citrus for the third quarter of 1994 increased $18 million from 1993 due to increased allowance for funds used during construction (AFUDC) recognized on Phase III and higher margins as a result of restructuring the pricing terms of a gas supply contract with one of its major customers.

Year-to-Date Analysis

      Southern's operating results for the nine-month period were down slightly due to the rate base reduction under Order No. 636 and the reserve and AFUDC adjustments made in 1993. These declines were partially offset by lower operating and maintenance expense resulting from a $4 million reduction in fuel gas liability and lower general and administrative expenses due to a $9 million reduction in employee related benefit expenses.

      Southern's gas sales revenues and gas costs were down significantly for the nine-month period as a result of implementing Order No. 636 and primarily represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636
(see Order No. 636 discussion below). The volumes associated with these sales are included in transportation volumes because, as required by Order
No. 636, all sales are now made at the wellhead.

      Higher transportation revenues and volumes are a result of the shift from sales to transportation due to the implementation of Order No. 636. Southern's transportation revenues and depreciation expense include a $16 million decrease reflecting a retroactive reduction in certain depreciation rates. Other revenue also increased for the nine-month period due to the recovery of transition costs related to the implementation of Order No. 636.

      Sonat Marketing's sales volumes increased significantly over last year as a result of fully integrating the marketing of Sonat Exploration's production and acquiring additional third-party volumes.
In addition, due to greater concentration on value added services, margins have shown good increases over last year.

      Equity in earnings of Citrus increased $24 million from a loss of $5 million in 1993 due to the recognition of AFUDC in 1994 and higher margins as a result of restructuring the pricing terms of a gas supply contract with one of its major customers. This was partially offset by the favorable effect of the sale of gas supply contracts at Citrus Marketing in 1993. Earnings for Citrus in 1995 are expected to be somewhat lower compared to 1994 due to the expected completion of the Florida Gas Phase III expansion project in January 1995 and the resulting end of AFUDC recognition on the project combined with the effect of instituting levelized rates on the Phase III portion of the pipeline.

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

      Atlanta has elected to renew its firm
transportation service agreements with transportation demands of 582 million cubic feet per day, which expired
October 31, 1994, for a one-year term beginning
November 1, 1994, at the maximum FERC-approved rates, in return for Southern's agreement that such rates will be reduced if an overall rate settlement is achieved. In the third quarter of 1994, Atlanta and South Carolina
Pipeline Corporation executed three-year firm service agreements with transportation demands of an additional
100 million cubic feet per day and 28 million cubic feet per day, respectively. With these additional subscriptions, all of Southern's firm capacity available without further system expansions or improvements in its largest market area, encompassing the states of Georgia, Tennessee, and South Carolina, is fully subscribed.

      Southern's discussions are continuing with Atlanta and its other distribution customers regarding their elections for firm transportation service on Southern's system. It is possible that these discussions could result in a rate reduction by Southern as part of an overall settlement of Southern's pending rate and GSR recovery proceedings. Although management believes that most of Southern's distribution customers ultimately will commit to some type of new firm transportation agreements with Southern under its restructuring program beyond those described above, it is unable to predict at what total contract level or for what duration such commitments will be made.

Natural Gas Sales and Supply

      As discussed in Note 5 of the Notes to Condensed
Consolidated Financial Statements, Southern is incurring certain transition costs as a result of implementing
Order No. 636, and for Southern, those are primarily gas supply realignment (GSR) costs relating to amendment or termination of existing gas purchase contracts. In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables and the outcome of the lawsuit with Exxon Corporation (Exxon) also discussed in Note 5, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations and "price differential" costs actually incurred, the amount of GSR costs are estimated to be in the range of approximately $275-$300 million on a present value basis. This amount includes the payments made to amend or terminate gas purchase contracts described in Note 5, but it excludes the approximate
$78 million of GSR costs that would be expected to be incurred if the summary judgement against Exxon discussed in Note 5 were to be reversed and Exxon were ultimately to prevail in its action challenging
Southern's termination of its gas purchase contract.

      Sales by Southern are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices.
Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began
November 1, 1993. A portion of these sales agreements have been extended for an additional one-year term. The sales agreements with Atlanta were extended through March 31, 1995. The remainder of Southern's gas supply will be sold on a month-to-month basis. Southern will file to recover as a GSR cost pursuant to Order No. 636 the difference between the cost associated with the gas supply contracts and the revenue from the sales agreements and month-to-month sales as well as any cost previously incurred or incurred in the future as a result of Order No. 636 to terminate or reduce the price under Southern's remaining contracts.

      Through September 30, 1994, Southern has paid
$130 million to reduce or terminate the price payable under a number of above-market gas purchase contracts.
In addition, Southern has paid $55 million in excess of current spot-market prices under its remaining gas purchase contracts since implementing Order No. 636 on November 1, 1993. Southern's rate filings to recover these payments as GSR costs are described in Note 5.

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

Citrus Corp.

      Prior to 1994, Citrus had a history of losses mainly due to a high level of depreciation and interest expense. Since Citrus was acquired in mid-1986, however, cash generated by operations has been sufficient to fund normal capital expenditures and a portion of major expansion projects. Citrus' restructuring of its services in 1990 helped to mitigate the effect of declines in the price of No. 6 fuel oil on its revenue and margins. As a result of Florida Gas'
Order No. 636 restructuring and its resultant conversion to straight-fixed-variable rate methodology, Florida Gas now enjoys greater stability in revenues and cash flow regardless of the throughput volumes on its pipeline system and is less affected by the relationship of natural gas prices to fuel oil prices. In May 1994
Citrus entered into an agreement that restructured the pricing provisions and extended the term of two gas supply contracts with its major customer on a basis that eliminated the price volatility that has historically been experienced under these contracts.

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

      Citrus has historically obtained its own financing independent of its parent companies. Debt financing by Citrus with outside parties is nonrecourse to its parent companies and the Company has no contractual or legal requirement to maintain Citrus' liquidity. In late
1993, Florida Gas obtained a $300 million one-year financing that has indirect credit support provisions from its parent companies. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of a recent Florida Gas financing. In connection with the construction of the Phase III expansion, the Company is advancing funds to Citrus and expects to have made an additional net equity investment of up to approximately $175 million by the end of the construction period. See Capital Expenditures below.


Other Income - Equity in
  Earnings (Loss) of
  Unconsolidated Affiliates

                               Three Months                 Nine Months
                           Ended September 30,          Ended September 30,
                            1994          1993          1994           1993
                                              (In Millions)

    Exploration and production$  -        $  2          $  -           $  5
    Natural gas transmission
       and marketing            12          (6)           25              1
    Sonat Offshore Drilling      1           -             4              1
    Other                        -           1             1              1

                              $ 13        $ (3)         $ 30           $  8

      Equity in earnings of unconsolidated affiliates in the Exploration and Production and Natural Gas
Transmission and Marketing segments was discussed earlier. Sonat Offshore's results for the three-month period were level with that of last year. For the nine-month period of 1994, Sonat Offshore's results were lower primarily due to the inclusion of $24 million
($16 million after-tax) of interest relating to an IRS tax settlement covering the years 1983-1985 and lower operating income in Brazil and the North Sea, partially offset by improved operating results in the U.S. Gulf of Mexico and Egypt and the inclusion of 100 percent of the Polar Pioneer in 1994.


Other Income - Other          $  5        $  2          $ 12           $  8


      The increase in other income for the three-month period is due primarily to the recognition of $2 million on gains from the sale of oil and gas properties in 1994.

      The increase for the nine-month period is due primarily to the recognition in 1994 of $4 million on the sale of oil and gas properties and other assets.


Interest Expense, Net         $(22)       $(16)         $(61)          $(35)


      Net interest expense increased for the three-month period due primarily to higher debt levels.

      The increase in net interest expense for the nine-month period is due to the recognition of $27 million in net interest income in 1993 related to an IRS tax settlement covering the years 1983-1985. Otherwise, net interest expense is slightly down from 1993 due to lower interest rates, offset by higher debt levels.

                               Three Months                 Nine Months
                           Ended September 30,          Ended September 30,
                            1994          1993          1994           1993
                                              (In Millions)

Income Taxes                 $10            $7           $40            $93


      Income taxes for the three-month period of 1994 increased due to higher pretax income and lower
Section 29 tax credits. Income taxes for the 1993 nine-month period includes taxes of $56 million on the gain recognized on the sale of Sonat Offshore common stock.
Otherwise, income taxes were higher than the prior year due to the reasons mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                            Nine Months
                                                        Ended September 30,
                                                        1994           1993
                                                              (In Millions)

Operating Activities                                   $ 373           $233

      Net cash provided by operating activities increased primarily due to higher cash flow from Sonat
Exploration's operations. Southern's cash flow increased when compared to the 1993 period due to GSR payments of approximately $81 million made in 1993 and net GSR recoveries received of approximately $22 million in 1994.

      The significant change in inventory includes
$63 million relating to the change in Southern's business under Order No. 636. Southern no longer has a merchant function and accordingly does not purchase storage gas in preparation for resale in the winter months. The primary reason for the change in accrued interest and income taxes was the receipt in 1993 of the $60 million IRS tax settlement covering the years 1983-1985.

Investing Activities                                   $(576)          $(51)

      Net cash used in investing activities was higher due to net advances of $255 million to Citrus for the Phase III expansion in 1994 and the receipt of net cash proceeds of approximately $340 million from the sale of Sonat Offshore common stock in 1993. Also, cash used for capital expenditures in 1994 was $25 million lower than in 1993.

                                                           Nine Months
                                                       Ended September 30,
                                                        1994           1993
                                                              (In Millions)

Financing Activities                                    $204          $(230)


      Net cash provided by financing activities primarily reflects increased net borrowings under the Company's revolving credit agreement in 1994. In
June 1994 Southern's $100 million 9 5/8 Percent Notes matured and were redeemed. Funds were obtained by increased borrowings under Sonat's floating rate facilities.

      Net cash used in 1993 reflects the redemption of Sonat's $272 million 7 1/4 Percent Zero Coupon,
Subordinated Convertible Notes and $200 million
9 7/8 Percent Notes.

Capital Expenditures

      Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

      Exploration and Production                        $289           $296
      Natural Gas Transmission and Marketing              37             34
      Other                                                3             24

      Total                                             $329           $354

      The Company's share of capital expenditures by its unconsolidated affiliates was $342 million and $40 million in the first nine months of 1994 and 1993, respectively. A majority of the $1 billion capital requirements for Citrus' Phase III expansion has been independently financed by Florida Gas (See Note 3 of the Notes to Condensed Consolidated Financial Statements).
The Company expects that its total equity contribution to Citrus will be increased by up to approximately
$175 million by the end of the construction period.
During the first nine months of 1994 the Company made net non-interest-bearing advances to Citrus of $255 million.

Capital Resources

      At September 30, 1994, the Company had lines of credit and revolving credit agreements with a total capacity of $1.05 billion. Of this, $409.2 million was unborrowed and available. The amount available has been reduced by the $200.0 million of commercial paper outstanding to reflect the Company's policy that credit line and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreements.
In 1993 Sonat filed a shelf registration with the Securities and Exchange Commission (SEC) for up to $500 million in debt securities. The net proceeds from the sale of these debt securities are expected to be used for general corporate purposes, which may include refinancing of indebtedness, working capital increases, capital expenditures, possible future acquisitions, and redemption of securities. Southern also has a shelf registration with the SEC for up to $200 million in debt securities of which $100 million has been issued. On
August 1, 1994, Sonat entered into a new 364-day revolving credit agreement with a group of banks. The revolving credit agreement provides for borrowings of up to $300 million through July 31, 1995. The Company expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

      In April 1994 the Board of Directors of the
Company authorized the repurchase of up to two million shares of the Company's common stock. Purchases are being made from time-to-time in the open market or in privately negotiated transactions. Shares purchased under the authorization are expected to be reissued in connection with employee stock option and restricted stock programs.

      The Company holds four million shares of Baker
Hughes Incorporated convertible preferred stock as well as 11.3 million shares of Sonat Offshore common stock.
These resources, when combined with a strong cash flow and borrowings in the public or private markets, provide the Company with the means to fund operations and currently planned investment and capital expenditures.

Capitalization Information

                                            September 30,      December 31,
                                                1994               1993

      Debt to Capitalization                       47%              42%
      Book Value Per Share                     $16.23           $15.64


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

      Sonat Exploration uses futures contracts to lock in the price of a portion of its expected future natural gas production when it believes that prices are comparatively high. Generally, contracts have been sold no more than six months into the future and represent less than 50 percent of budgeted monthly gas production.
At September 30, 1994, Sonat Exploration had no contracts open.

      Sonat Marketing buys and resells natural gas as part of its normal business operations. In situations where natural gas is not bought and sold simultaneously, Sonat Marketing will use futures contracts to reduce the risk of price volatility. For example, Sonat Marketing may purchase certain natural gas volumes before a customer has been identified. In order to reduce the risk of price fluctuation, Sonat Marketing may sell an equivalent volume in natural gas futures contracts or options on futures contracts. All futures transactions or options are identified with a specific gas purchase or sale transaction and are generally one year or less in duration; however, two option agreements extend four to five years. At September 30, 1994, Sonat Marketing had 1,417 long and 484 short futures contracts open.

      Sonat Exploration and Sonat Marketing engage in oil and gas price swap agreements with certain counterparties to hedge cash transactions. Price swap agreements call for one party to make payments to (or receive payments from) other parties based upon the differential between a fixed and a variable price for a notional volume specified by the contract. Gains or losses equal to the cash payment on price swap agreements are recognized in revenue monthly.

      Sonat Exploration had four natural gas price swap agreements at September 30, 1994, which expire
January 1995. Under the terms of these price swap agreements, Sonat Exploration will receive a fixed price and pay a spot price determined monthly based on a combined notional volume of 50,000 MMBtu per day. If the spot price exceeds a specified level the notional volume will double.

      Sonat Marketing has one price swap agreement for a term of four years to March 1996, which matches a fixed price cash transaction with a customer. The swap agreement is intended to hedge the natural gas cost component of the Company's firm commitment to deliver natural gas. Under the terms of this swap agreement, Sonat Marketing will pay an escalating fixed price and receive a spot price determined monthly based on a notional volume of 5,000 MMBtu per day.

      The Company is exposed to credit loss in the event of nonperformance by counterparties on swap contracts, but the Company does not anticipate nonperformance by any of these counterparties.

ENVIRONMENTAL MATTERS

      The Environmental Protection Agency (EPA) notified
Southern by letter dated October 21, 1994, that Southern is a potentially responsible party (PRP) at a Superfund site in Mississippi known as the Pike County Drum Site.
Southern allegedly arranged for disposal of hazardous substances, pollutants, or contaminants at the site.
Since Southern has not yet had sufficient time even to conduct a preliminary investigation into the factual basis of the EPA's allegations or the potential legal liability the Company may have, if any, relating to the site, Southern cannot at this time make a reasonable estimate of whether it will incur costs and expenses related to this site that will be material.

      In connection with the Superfund Site in Alabama
known as the Fuels and Chemicals Site, both Southern and
the company in which a subsidiary of Sonat Exploration
is a 50-percent shareholder have signed an
Administrative Order on Consent for Removal Action (AOC)
with the EPA for removal actions at the site.  To
satisfy their obligations under the AOC, all of the
signatory PRP's to the AOC have entered into an
Indemnification, Reopener and Settlement Bank Fund
Agreement (the Indemnification Agreement) with one of
the largest PRP's who has agreed to undertake to perform
all remedial actions required by the AOC and any
additional response obligations required by EPA or the
Alabama Department of Environmental Management.   In
return for payments not material to Sonat, this PRP has agreed to indemnify the two Sonat entities against any further liability related to the AOC and a prior AOC dated July 20, 1993, (the Phase I AOC) unless costs of complying with the AOC and the Phase I AOC exceed a specified amount. Based on the information that it currently possesses, the Company does not expect the specified amount to be exceeded.

      During the course of retirement and removal of certain field compressors, Southern discovered soil and groundwater contamination in the Logansport and Joaquin
Fields, respectively, in the states of Louisiana and Texas. Although no link between Southern's operations and the groundwater contamination has been established, Southern notified the Louisiana Department of Environmental Quality (LADEQ) of this discovery because of a possibility that the groundwater contamination may be associated to some extent with Southern's past operations in the area. On November 8, 1994, Southern received a request from the LADEQ for an Assessment Work
Plan (the Plan) designed to determine the extent, source, and magnitude of soil and groundwater contamination discovered near one of the field compressors, including evaluation procedures used to determine recommendations for remediation of soil and groundwater. While Southern has not yet prepared the Plan, it has characterized the soil contamination at all of the field compressors and, based on the information currently in its possession, Southern believes that the cost to clean up such soil contamination will not be material. To date, Southern does not have in its possession sufficient information to reasonably estimate the cost, if any, that it may be required to bear for any cleanup of groundwater contamination. No reporting was required in Texas.

      Sonat generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, Southern would expect to seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery.

             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      In Exxon Corporation v. Southern Natural Gas
Company, which is described in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the U.S. District Court for the
Southern District of Texas entered a summary judgment order on August 29, 1994, upholding Southern's termination of its gas purchase contract with Exxon
Corporation ("Exxon") providing for the sale and purchase of gas produced from the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana (the
"Contract"), which Southern gave notice of termination effective March 1, 1994. On September 6, 1994, Exxon filed an appeal of the summary judgment order with the U.S. Court of Appeals for the Fifth Circuit. Management remains unable to predict the outcome of this litigation or whether its position that it has the right to terminate the Contract will be sustained.

Item 6.Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                                    Exhibits

10.1*                  Amendment dated April 28, 1994
                       to the Sonat Inc. Retirement
                       Plan for Directors (as amended
                       and restated as of February 25,
                       1993)

10.2*                  Amendment dated April 28, 1994,
                       to the Amended and Restated
                       Supplemental Benefit Plan of
                       Sonat Inc. dated February 25,
                       1993

10.3*                  Indemnity Agreement dated
                       September 1, 1994, between
                       Sonat Inc. and Adrian M.
                       Tocklin

10.4*                  Indemnity Agreement dated
                       September 22, 1994, between
                       Sonat Inc. and Donald G.
                       Russell


10.5*                  Service Agreements Nos. 901710
                       and 901711, effective June 1,
                       1994, and No. 902516, effective
                       October 1, 1994, between
                       Southern Natural Gas Company
                       and South Carolina Corporation

10.6*                  Service Agreement No. 902470,
                       effective September 1, 1994,
                       between Southern Natural Gas
                       Company and Atlanta Gas Light
                       Company

10.7*                  Service Agreement No. 904460,
                       effective November 1, 1994,
                       between Southern Natural Gas
                       Company and Atlanta Gas Light
                       Company

10.8*                  Service Agreement No. 904461,
                       effective November 1, 1994,
                       between Southern Natural Gas
                       Company and Atlanta Gas Light
                       Company

10.9*                  Service Agreement No. 904480,
                       effective November 1, 1994,
                       between Southern Natural Gas
                       Company and Atlanta Gas Light
                       Company

10.10*                 Service Agreement No. 904481,
                       effective November 1, 1994,
                       between Southern Natural Gas
                       Company and Atlanta Gas Light
                       Company

10.11*                 Service Agreement No. S20150,
                       effective November 1, 1994,
                       between Southern Natural Gas
                       Company and Atlanta Gas Light
                       Company

10.12*                 Service Agreement No. S20140,
                       effective November 1, 1994,
                       between Southern Natural Gas
                       Company and Atlanta Gas Light
                       Company

11*                    Computation of Earnings per
                       Share

12*                    Computation of Ratio of
                       Earnings to Fixed Charges

27*                    Financial Data Schedule for the period
                       September 30, 1994, filed electronically with the Securities and Exchange Commission

(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat
Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

*  Filed with this Report

(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the quarter ended September 30, 1994.

             SONAT INC. AND SUBSIDIARIES




                     SIGNATURES




     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SONAT INC.



Date:      November 9, 1994          By:     /s/ Thomas W. Barker, Jr.
                                           Thomas W. Barker, Jr.
                                           Vice President-Finance and
                                           Treasurer




Date:      November 9, 1994          By:     /s/ Ronald B. Pruet, Jr.
                                           Ronald B. Pruet, Jr.
                                           Vice President & Controller