Form 10-Q
period 1995-03-31
SONAT INC
filed 1995-05-12
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---      ACT OF 1934

For the transition period from                          to

Commission file number      1-7179

                                  SONAT INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               63-0647939
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)

           AMSOUTH-SONAT TOWER
           BIRMINGHAM, ALABAMA                                     35203
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number:                               (205) 325-3800


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

                         COMMON STOCK, $1.00 PAR VALUE:

                 86,377,731 SHARES OUTSTANDING ON APRIL 30, 1995





                          SONAT INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                             Page No.

PART I.       Financial Information

              Item 1.       Financial Statements

                            Condensed Consolidated Balance Sheets--
                               March 31, 1995 and December 31, 1994                                           1

                            Condensed Consolidated Statements of Income--
                               Three Months Ended March 31, 1995 and 1994                                     2

                            Condensed Consolidated Statements of Cash Flows--
                               Three Months Ended March 31, 1995 and 1994                                     3

                            Notes to Condensed Consolidated Financial
                               Statements                                                                     4 - 12


              Item 2.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                           13 - 24

PART II.      Other Information

              Item 1.       Legal Proceedings                                                                25

              Item 4.       Submission of Matters to a Vote of Security Holders                              25

              Item 6.       Exhibits and Reports on Form 8-K                                                 25





                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          SONAT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                                                         March 31,             December 31,
                                                                                           1995                    1994
                                                                                                     (In Thousands)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                         $    8,130                 $    9,131
    Accounts and note receivable                                                         220,990                    279,553
    Inventories                                                                           26,345                     26,722
    Gas imbalance receivables                                                             19,375                     35,091
    Other                                                                                 39,035                     36,344
                                                                                          ------                     ------
       Total Current Assets                                                              313,875                    386,841
                                                                                         -------                    -------

Investments in Unconsolidated Affiliates and Other                                       716,203                    704,308
                                                                                        --------                    -------

Plant, Property and Equipment                                                          4,875,268                  4,741,296
    Less accumulated depreciation, depletion
       and amortization                                                                2,514,760                  2,497,691
                                                                                       ---------                  ---------
                                                                                       2,360,508                  2,243,605
                                                                                      ----------                  ---------
Deferred Charges:
    Gas supply realignment costs                                                         196,620                    160,850
    Other                                                                                 41,375                     35,082
                                                                                          ------                     ------
                                                                                         237,995                    195,932
                                                                                         -------                    -------

                                                                                      $3,628,581                 $3,530,686
                                                                                      ==========                 ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Unsecured notes and long-term debt due
       within one year                                                                 $ 264,125                  $ 219,250
    Accounts payable                                                                     166,340                    208,751
    Accrued income taxes                                                                  19,153                     22,029
    Accrued interest                                                                      35,352                     36,825
    Gas imbalance payables                                                                24,679                     42,975
    Other                                                                                 34,839                     40,371
                                                                                          ------                     ------
       Total Current Liabilities                                                         544,488                    570,201
                                                                                         -------                    -------

Long-Term Debt                                                                         1,070,433                    963,378
                                                                                       ---------                  ---------

Deferred Credits and Other:
    Deferred income taxes                                                                208,612                    187,957
    Reserves for regulatory matters                                                      171,106                    183,343
    Other                                                                                230,036                    233,921
                                                                                      ----------                    -------
                                                                                         609,754                    605,221
                                                                                      ----------                    -------
Commitments and Contingencies
Stockholders' Equity:
    Common stock and other capital                                                       128,514                    129,563
    Retained earnings                                                                  1,301,642                  1,287,339
                                                                                      ----------                  ---------
                                                                                       1,430,156                  1,416,902
    Less treasury stock                                                                  (26,250)                   (25,016)
                                                                                     -----------                -----------
       Total Stockholders' Equity                                                      1,403,906                  1,391,886
                                                                                      ----------                 ----------

                                                                                      $3,628,581                 $3,530,686
                                                                                      ==========                 ==========





                            See accompanying notes.

                          SONAT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                                        Three Months
                                                                                                       Ended March 31,
                                                                                         1995                       1994
                                                                                                   (In Thousands, Except
                                                                                                    Per-Share Amounts)

Revenues                                                                                $431,231                   $479,507
                                                                                        --------                   --------

Costs and Expenses:
    Natural gas cost                                                                     190,728                    213,575
    Transition cost recovery and gas
       purchase contract settlement costs                                                 20,886                     42,920
    Operating and maintenance                                                             44,544                     38,410
    General and administrative                                                            33,637                     31,025
    Depreciation, depletion and amortization                                              74,391                     66,294
    Taxes, other than income                                                              11,925                     10,584
                                                                                        --------                   --------
                                                                                         376,111                    402,808
                                                                                        --------                   --------

Operating Income                                                                          55,120                     76,699

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                                          12,953                      4,822
    Other                                                                                  5,508                      4,451
                                                                                        --------                   --------
                                                                                          18,461                      9,273
                                                                                        --------                   --------

Interest:
    Interest income                                                                          848                      1,921
    Interest expense                                                                     (28,539)                   (21,429)
    Interest capitalized                                                                   1,758                      1,615
                                                                                        --------                   --------
                                                                                         (25,933)                   (17,893)
                                                                                        --------                   --------

Income before Income Taxes                                                                47,648                     68,079

Income Taxes                                                                              10,031                     18,469
                                                                                        --------                   --------

Net Income                                                                              $ 37,617                   $ 49,610
                                                                                        ========                   ========

Earnings Per Share of Common Stock                                                      $    .44                   $    .57
                                                                                        ========                   ========

Weighted Average Shares Outstanding                                                       86,352                     87,177
                                                                                        ========                   ========

Dividends Paid Per Share                                                                $    .27                   $    .27
                                                                                        ========                   ========













                            See accompanying notes.

                          SONAT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                        Three Months
                                                                                                       Ended March 31,
                                                                                           1995                      1994
                                                                                                       (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                        $    37,617                 $  49,610
    Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation, depletion and amortization                                        74,391                    66,294
           Deferred income taxes                                                           21,063                     2,794
           Equity in earnings of unconsolidated
              affiliates, less distributions                                              (12,197)                   (4,049)
           Gain on sale of assets                                                          (2,376)                     (594)
           Reserves for regulatory matters                                                (12,237)                   11,798
           Gas supply realignment costs                                                   (35,770)                    7,559
           Natural gas purchase contract settlement costs                                    -                       16,502
           Change in:
              Accounts receivable                                                          58,588                   (29,497)
              Inventories                                                                     377                     2,024
              Accounts payable                                                            (42,411)                   15,145
              Accrued interest and income taxes, net                                       (4,347)                   12,673
              Other current assets and liabilities                                        (10,804)                   (9,128)
           Other                                                                           (4,260)                   31,616
                                                                                      -----------                  ---------

              Net cash provided by operating activities                                    67,634                   172,747
                                                                                      -----------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                              (214,805)                  (78,740)
    Net proceeds from disposal of assets                                                   20,174                     2,096
    Advances to unconsolidated affiliates and other                                          (251)                 (100,325)
                                                                                      -----------                 ---------

              Net cash used in investing activities                                      (194,882)                 (176,969)
                                                                                      -----------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                            1,453,000                   835,000
    Payments of long-term debt                                                         (1,346,070)                 (776,195)
    Changes in short-term borrowings                                                       45,000                   (22,846)
                                                                                      -----------                 ---------
       Net changes in debt                                                                151,930                    35,959
    Dividends paid                                                                        (23,314)                  (23,530)
    Other                                                                                  (2,369)                      773
                                                                                      -----------                  ---------

              Net cash provided by financing activities                                   126,247                    13,202
                                                                                      -----------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                       (1,001)                    8,980

Cash and Cash Equivalents at Beginning of Period                                            9,131                    10,822
                                                                                      -----------                 ---------

Cash and Cash Equivalents at End of Period                                            $     8,130                 $  19,802
                                                                                      ===========                 =========
Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                              $    23,978                 $  18,813
    Income taxes (refunds received), net                                                   (8,376)                    2,349




                            See accompanying notes.

                         SONAT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

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

    In the first quarter of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which will become effective for years beginning after December 15, 1995. The Company has not yet determined the effect of the new rules.

    Certain amounts in the 1994 condensed consolidated financial statements have been reclassified to conform with the 1995 presentation.

2.  Derivative Financial Instruments

    During the first quarter of 1995, the Company entered into several new swap agreements. The status of the Company's swap agreements is disclosed below.

    At March 31, 1995, Sonat Exploration had three oil price swap agreements to exchange payments based on a total notional volume of 2,160,000 barrels over a period of nine months. The average market price the Company was paying was $18.56 per barrel and the fixed price the Company was receiving was $18.50 per barrel at March 31, 1995.

    At March 31, 1995, Sonat Marketing had a total of 26 natural gas price swap agreements to exchange payments based on a total notional volume of 45,051,000 MMBtu of natural gas over periods ranging from one month to eight years. At March 31, 1995, the average price the Company was paying was $1.54 per MMBtu and the average price the Company was receiving was $1.46 per MMBtu.

    The Company's credit exposure on swaps is limited to the value of swaps that are in a favorable position to the Company. At March 31, 1995, the market value of the Company's favorable swaps was $2.0 million. The net position of all swaps, both favorable and unfavorable, was $4.0 million unfavorable.

                     SONAT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

3.  Unconsolidated Affiliates

    The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                    1995                       1994
                                                                                                     (In Thousands)

Company's Share of Reported Earnings (Losses):

    Exploration and Production                                                    $   186                     $  107
                                                                                  -------                     ------

    Natural Gas Transmission and Marketing:
       Citrus Corp.                                                                 6,382                        317
       Amortization of Citrus basis difference                                        346                        347
       Bear Creek Storage                                                           2,532                      2,281
       Other natural gas transmission and
         marketing affiliates                                                          17                       (25)
                                                                                  -------                    ------
                                                                                    9,277                      2,920
                                                                                  -------                     ------

    Other:
       Sonat Offshore Drilling                                                      2,884                      1,695
       Other affiliates                                                               606                        100
                                                                                  -------                     ------
                                                                                    3,490                      1,795
                                                                                  -------                     ------

                                                                                  $12,953                     $4,822
                                                                                  =======                     ======


         Natural Gas Transmission and Marketing Affiliates - Sonat owns 50 percent of Citrus Corp. (Citrus), the parent of Florida Gas Transmission Company. Southern Natural Gas Company (Southern) owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                    1995                       1994
                                                                                                 (In Thousands)

         Revenues                                                                $125,164                   $103,484
         Expenses (Income):
            Natural gas cost                                                       63,263                     65,893
            Operating expenses                                                     28,917                     26,222
            Depreciation and amortization                                           8,096                      9,693
            Allowance for funds used during
               construction                                                      (20,211)                   (10,363)
            Other expenses, net                                                    24,323                     10,895
            Income taxes                                                            8,012                        511
                                                                                 --------                   --------

         Income Reported                                                         $ 12,764                   $    633
                                                                                 ========                   ========



                                                          5

                        SONAT INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

3.       Unconsolidated Affiliates (Cont'd)

         The   significant   increase  in   allowance   for  funds  used  during
construction relates to Florida Gas' Phase III expansion which went into service on March 1, 1995.

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                    1995                       1994
                                                                                                 (In Thousands)

         Revenues                                                                  $9,322                     $9,030
         Expenses:
            Operating expenses                                                      1,275                      1,278
            Depreciation                                                            1,350                      1,350
            Other expenses, net                                                     1,633                      1,839
                                                                                   ------                     ------

         Income Reported                                                           $5,064                     $4,563
                                                                                   ======                     ======


         Other Affiliate - Since June 4, 1993, the Company owned approximately 40 percent of Sonat Offshore, which provides offshore drilling services. At March 31, 1995, the Company held 11.3 million shares of Sonat Offshore common stock. The Company's investment in Sonat Offshore is accounted for on the equity method.

         The  following is summarized  income  statement  information  for Sonat
Offshore:

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                    1995                       1994
                                                                                                 (In Thousands)

         Revenues                                                                 $70,726                    $66,107
         Expenses (Income):
            Operating expenses                                                     53,740                     53,715
            Depreciation                                                            6,278                      5,818
            Other (income) expenses, net                                            (633)                       (69)
            Income taxes                                                            4,065                      2,396
                                                                                  -------                    -------

         Income Reported                                                          $ 7,276                    $ 4,247
                                                                                  =======                    =======


4.       Long-Term Debt and Lines of Credit

         During the first quarter of 1995, Sonat borrowed $1.5 billion and repaid $1.3 billion under its revolving credit agreement, resulting in $488 million outstanding at a rate of 6.31 percent at March 31, 1995.

         Short-Term Credit Facilities - At March 31, 1995, $150 million was outstanding at a rate of 6.33 percent under Sonat's 364-day revolving credit agreement and $95 million in commercial paper was outstanding at a rate of

                      SONAT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

4.       Long-Term Debt and Lines of Credit (Cont'd)

     6.30 percent. Loans outstanding under all short-term credit facilities are for a duration of less than three months.

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

         On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding, (2) resolved the cost of service, throughput, billing determinant, and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide cost classification, cost allocation, and rate design issues based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994, the FERC approved the settlement. One party has sought judicial review of the FERC orders. Southern cannot predict the outcome of this appeal.

         On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding that would resolve the throughput and certain cost of service issues. The cost allocation and rate design issues were consolidated with similar issues in Southern's rate proceeding filed May 1, 1993, which is described below, and will be resolved in that proceeding. This settlement was approved by the FERC orders issued on December 16, 1993, and May 5, 1994. One party has sought judicial review of these FERC orders as well. Southern also cannot predict the outcome of this appeal.

         On May 1, 1993, Southern implemented a general rate change, subject to refund, that increased its sales and transportation rates by approximately $57 million annually. The filing is designed to recover increased operating costs and to reflect the impact of competition. On January 9, 1995, Southern filed with the presiding administrative law judge a trial stipulation that resolved certain cost of service issues with the FERC staff in this proceeding. This trial stipulation was not opposed by any party to the proceeding. A hearing regarding all other outstanding issues concluded in February 1995. Southern cannot predict the outcome of this hearing.

                    SONAT INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


5.       Commitments and Contingencies (Cont'd)

         Southern filed with the FERC on March 15, 1995, a proposed settlement (the Customer Settlement) that would resolve all of Southern's pending rate (described above) and gas supply realignment (GSR) cost recovery (described below) proceedings. The FERC staff and customers representing more than 95 percent of the firm transportation capacity on Southern's pipeline system are in support of the Customer Settlement. Pursuant to the Customer Settlement, which must be approved by the FERC, all issues in Southern's current and prior rate cases would be settled as to the supporting parties. Southern would credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995 (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that support the Customer Settlement on an interim basis effective March 1, 1995, subject to reinstatement, pending FERC consideration and approval of the Customer Settlement. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. Southern's GSR costs are discussed below (see Order No. 636).

         In the fourth quarter of 1994, the Company recognized a $29 million charge associated with the Customer Settlement, which includes anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994.

         The Customer Settlement has been contested by certain of Southern's customers; thus, if approved by the FERC, the Customer Settlement will become effective only as to supporting parties and any contesting parties the FERC determines will be bound by it. Southern's rates and GSR costs applicable to the contesting parties not bound by the Customer Settlement will be determined by the outcome of Southern's pending rate and GSR proceedings, where Southern anticipates that those contesting customers will continue to challenge both the eligibility and prudence of Southern's GSR costs. It is also possible that the Customer Settlement might not be approved by the FERC or, if approved, might be modified in a way unacceptable to Southern or its customers.

         Gas Purchase Contracts - Pursuant to a final and nonappealable FERC order, Southern has collected from its customers over a five-year period that ended on April 30, 1994, substantially all of its gas purchase contract settlement payments relating to contract terminations or amendments entered into in the 1980s. Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices. When a loss is probable and the amount can be reasonably estimated, it is accrued.

         Order No. 636 - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under existing gas purchase contracts, which are referred to as GSR costs. The Order

               SONAT INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)

5.       Commitments and Contingencies (Cont'd)

provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

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

         As of March 31, 1995, Southern had either paid or accrued $181 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-

                     SONAT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

5.       Commitments and Contingencies (Cont'd)

market prices. On February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon Corporation (Exxon) by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement is conditioned upon the Customer Settlement becoming effective. These Exxon amounts are included in the amount for March 31, 1995, above. In addition, Southern also has an agreement under which another high-cost contract price is reduced in exchange for monthly payments having a present value of approximately $44 million. Southern has received permission from the FERC to purchase an annuity in order to monetize this obligation.

         In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of March 31, 1995, Southern had incurred $85 million in price differential costs.

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

         As described above, Southern's Customer Settlement would settle as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. If the Customer Settlement is ultimately approved by the FERC, all challenges to the recovery of Southern's GSR costs would be resolved as to those customers supporting the Customer Settlement, including all issues related to eligibility and prudence. Additionally, Southern would absorb an agreed-upon portion of its total GSR costs, which was reflected in the provision for the Customer Settlement noted above.

         In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1994, to be approximately $328 million on a present-value basis. This amount included the $64 million cost that will be incurred under the settlement of existing contracts with Exxon, which will become

              SONAT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

5.       Commitments and Contingencies (Cont'd)

effective if the Customer Settlement becomes effective. These amounts do not include an additional $87 million in projected GSR costs that would be incurred if the settlement with Exxon does not become effective and Exxon prevails in its lawsuit regarding Southern's March 1, 1994, termination of a contract relating to Exxon's reserves in its Mississippi Canyon blocks (described below).

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

         Administrative Law Judge Ruling Concerning Recoverability of Investment in Offshore Gas Supply Facilities; Settlement with Exxon Corporation - In an initial decision issued on May 2, 1994, which Southern appealed, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately $45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves developed by Exxon in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana (the Mississippi Canyon Facilities). The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take-or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement. Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates. Southern has appealed the administrative law judge's decision to the FERC but cannot predict the outcome of this appeal.

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

         If this settlement with Exxon does not become effective, total GSR costs under the Mississippi Canyon Contract through the scheduled renegotiation of its pricing provisions in 1997 were estimated at December 31, 1994, to be approximately

              SONAT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)


5.       Commitments and Contingencies (Cont'd)

$125 million on a present-value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern gave notice to Exxon that effective March 1, 1994, it terminated the Mississippi
Canyon Contract pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding Southern's termination of this contract, which Exxon appealed to the Fifth Circuit Court of Appeals. Southern's customers are challenging the recovery of GSR costs attributable to such contract on eligibility and prudence grounds and on the basis that such costs also constitute non-cash consideration for the 1989 take-or-pay settlement with Exxon and thus are not recoverable due to the 1988 take-or-pay cost cap. If the settlement with Exxon does not become effective, Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the Mississippi Canyon Contract.

6.       Changes in Operations

         The Company has reached an agreement in principle with Atlanta Gas Light Company (Atlanta) whereby Atlanta will acquire a 35 percent interest in Sonat Marketing Company. The Company will contribute all of the assets and liabilities of Sonat Marketing, except $32 million of accounts receivable, to a new subsidiary and Atlanta will contribute $32 million in cash. The transaction is subject to receipt of all necessary regulatory approvals and execution of mutually acceptable definitive documents. Atlanta will have certain rights to sell its interest in the new subsidiary, including a right for five years to sell under a formula price, which will result in the deferral of the pre-tax gain of approximately $23 million on the transaction.

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

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                    1995                       1994
                                                                                                 (In Millions)
Operating Income (Loss):
    Exploration and production                                                      $ 2                        $22
    Natural gas transmission and marketing                                           54                         52
    Other                                                                            (1)                         3
                                                                                    ---                        ---

      Operating Income                                                              $55                        $77
                                                                                    ===                        ===


EXPLORATION AND PRODUCTION

       The Company is engaged in the exploration for and the acquisition, development, and production of oil and natural gas in the United States through Sonat Exploration Company. Sonat Exploration's strategy is to acquire gas properties with significant development potential. Since implementing this strategy in 1988, proved reserves have grown to approximately 1.8 trillion cubic feet of natural gas equivalent at March 31, 1995, more than a seven-fold increase.

       Sonat Exploration intends to continue aggressively to acquire domestic gas properties with significant development potential. During 1995, Sonat
Exploration acquired oil and gas interests and properties for a total of $158 million, which increased proved reserves by approximately 260 billion cubic feet of natural gas equivalent. Through these acquisitions, Sonat Exploration extended its operations in north Louisiana and the Texas Panhandle area.

       Developmental drilling programs continue to be very successful. In the first quarter of 1995, Sonat Exploration completed 59 development wells. These drilling programs added proved reserves of approximately 49 billion cubic feet of natural gas equivalent.

       In order to focus its exploration and production efforts and to minimize administrative and other costs, Sonat Exploration disposed of certain non-strategic oil and gas interests in the first quarter of 1995 in the states of Arkansas, Colorado, Louisiana, Texas, and offshore Louisiana. These properties were sold for approximately $21 million and included net proved reserves of approximately 36.5 Bcf of natural gas equivalent. Sonat Exploration expects that it will continue to dispose of non-strategic oil and gas interests in the future.

       The decline in natural gas prices that began in 1994 continued into early 1995. Sonat Exploration's earnings and cash flow in the fourth quarter of 1994 and in the first quarter of 1995 were adversely impacted. Recently, natural gas prices have shown some improvement and if they stabilize for the remainder of the year, earnings should improve.

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

       Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production. (See Commodity Price Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

EXPLORATION AND PRODUCTION OPERATIONS

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                     1995                       1994
                                                                                                  (In Millions)
Revenues:
    Sales to others                                                                   $39                       $ 31
    Intersegment sales                                                                 55                         75
                                                                                      ---                       ----
      Total Revenues                                                                   94                        106
                                                                                      ---                       ----

Costs and Expenses:
    Operating and maintenance                                                          17                         15
    Exploration expense                                                                 1                          3
    General and administrative                                                         10                         11
    Depreciation, depletion and
      amortization                                                                     58                         49
    Taxes, other than income                                                            6                          6
                                                                                      ---                       ----
                                                                                       92                         84
                                                                                      ---                       ----
      Operating Income                                                                $ 2                       $ 22
                                                                                      ===                       ====


Net Sales Volumes:
    Gas (Bcf)                                                                          50                         43
    Oil and condensate (MBbls)                                                      1,073                        953
    Natural gas liquids (MBbls)                                                       438                        228
    ---------------------------                                                       ---                        ---

Average Sales Prices:
    Gas (Mcf)                                                                      $ 1.44                     $ 2.10
    Oil and condensate (Bbl)                                                        17.22                      13.04
    Natural gas liquids (Bbl)                                                        8.72                       9.06
    -------------------------                                                        ----                       ----



Quarter-to-Quarter Analysis

       Operating income was $2 million in the first quarter of 1995, down $20 million from the same period in 1994 due primarily to a 31 percent decline in natural gas prices, partially offset by increased production. Natural gas production rose by 15 percent during the same period, while oil and condensate production increased by 13 percent resulting from the continuing acquisition and development program. Amortization expense was 18 percent higher in 1995 due to larger production volumes. There were no exploratory well costs in 1995 resulting in a decrease in exploration expense of $2 million compared with the 1994 period. Revenues and average sales prices in the table above reflect the hedging program's favorable effect of $2 million in the first quarter of 1995 and the unfavorable effect of $2 million in the first quarter of 1994.

NATURAL GAS TRANSMISSION AND MARKETING

       The Company participates in the natural gas transmission and marketing business through Southern Natural Gas Company, Citrus Corp. (a 50 percent-owned company), and Sonat Marketing (see Note 6 of the Notes to Condensed Consolidated Financial Statements).

       Southern continues to pursue growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On April 26, 1995, Southern received authorization from the Federal Energy Regulatory Commission (FERC) to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, that will deliver natural gas to a group of new customers who have signed 10-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day. Southern also plans to seek approval in a filing with the FERC to be made in May 1995 to expand its north main pipeline system to provide approximately 26 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. If FERC approval is received, the in-service date is expected to be November 1996.

       In addition, Southern has initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern is seeking requests for additional firm transportation services and for a new liquefied natural gas
(LNG) service. The facilities to provide the firm transportation service will be determined based on the service levels requested. The LNG service would be provided at the existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a subsidiary of Southern. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for both services is expected to be November 1997. The open season will continue through July 31, 1995.

       Southern also has some operations that are not regulated. Southern's parent, Sonat Inc., transferred to Southern its investments in three small unregulated companies effective January 1, 1995. In addition, Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, has filed a petition with the FERC requesting it be declared an unregulated gas gathering system.

       Sonat Marketing markets almost all of the natural gas production of Sonat Exploration that is not sold under pre-existing term dedications, and has responsibility for the execution of Sonat Exploration's risk management program. With the Sonat Exploration volumes, Sonat Marketing has been able to expand its presence in Gulf Coast, Midwest, and Northeast markets and, in turn, provide attractive markets to unaffiliated producers. As a result of these efforts, Sonat Marketing's daily natural gas sales volumes have recently reached 1.9 billion cubic feet per day.

       Sonat Marketing recently signed a 20-year contract to supply natural gas to Brooklyn Navy Yard Cogeneration Partners, L.P. The gas will help fuel a 286 megawatt cogeneration facility that will provide energy to Consolidated Edison Company of New York and to the Brooklyn Navy Yard. Natural gas deliveries are scheduled to begin in April 1996. The contract provides for a volume of 10,000 MMBtu of natural gas per day and a fixed price for 20 years, but for the first five years of the contract the lower of the fixed price or a market-related price may be utilized.

       Sonat Marketing uses derivative financial instruments to offer fixed price contracts to its suppliers and customers. (See Commodity Price Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

       Florida Gas, a subsidiary of Citrus, recently completed an expansion project that went into service on March 1, 1995, known as Phase III, that increased its system capacity by 530 million cubic feet per day to its present capacity of 1.5 billion cubic feet per day. As part of Phase III, Florida Gas contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system. Also in connection with this expansion, Florida Gas acquired an interest in an existing pipeline in the Mobile Bay area that has been expanded to provide over 300 million cubic feet per day to Florida Gas and is connected to Florida Gas' pipeline system.

       It was recently announced that plans by other companies to build a competitive pipeline into peninsular Florida, which would have been known as the Sunshine Pipeline, had been abandoned at present. Florida Gas is currently reviewing the prospects for further expansions of its pipeline system into the Florida market.

                                        NATURAL GAS TRANSMISSION AND MARKETING

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                     1995                       1994
                                                                                                   (In Millions)
Operating Income (Loss):
    Southern Natural Gas Company                                                      $53                        $49
    Sonat Marketing Company                                                             2                          4
    Other                                                                              (1)                        (1)
                                                                                      ---                        ---

       Total Operating Income                                                         $54                        $52
                                                                                      ===                        ===


SOUTHERN NATURAL GAS COMPANY

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                     1995                       1994
                                                                                                   (In Millions)
Revenues:
    Gas sales                                                                        $ 47                       $ 87
    Market transportation and storage                                                  93                         88
    Supply transportation                                                              13                         11
    Other                                                                              32                         50
                                                                                     ----                       ----
       Total Revenues                                                                 185                        236
                                                                                     ----                       ----

Costs and Expenses:
    Natural gas cost                                                                   45                         82
    Transition cost recovery and
       gas purchase contract
       settlement costs                                                                21                         43
    Operating and maintenance                                                          25                         23
    General and administrative                                                         21                         18
    Depreciation and amortization                                                      15                         16
    Taxes, other than income                                                            5                          5
                                                                                     ----                       ----
                                                                                      132                        187
                                                                                     ----                       ----
       Operating Income                                                              $ 53                       $ 49
                                                                                     ====                       ====

Equity in Earnings of
    Unconsolidated Affiliates                                                        $  3                       $  2
                                                                                     ====                       ====


                                                                                           (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                                                                2                          -
    Market transportation                                                             178                        159
                                                                                      ---                        ---
       Total Market Throughput                                                        180                        159
    Supply transportation                                                              87                         79
                                                                                      ---                        ---
       Total Volumes                                                                  267                        238
                                                                                      ===                        ===

    Transition Gas Sales                                                               26                         33
                                                                                      ===                        ===



SONAT MARKETING COMPANY

Gas Sales Revenues                                                                   $229                       $231
                                                                                     ====                       ====

Operating Income                                                                     $  2                       $  4
                                                                                     ====                       ====


                                                                                               (Billion Cubic Feet)

Gas Sales Volumes                                                                     142                        100
                                                                                      ===                        ===




                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                     1995                       1994
                                                                                                   (In Millions)

CITRUS CORP.
Equity in Earnings of
    Citrus Corp.                                                                     $  7                       $  1

                                                                                            (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                                              93                         66
    Supply transportation                                                               8                          5
                                                                                      ---                         --
       Total Volumes                                                                  101                         71
                                                                                      ===                         ==


Quarter-to-Quarter Analysis

       Operating income for the Natural Gas Transmission and Marketing segment increased 4 percent in the first quarter of 1995 compared with the first quarter of 1994 due to improved operating results at Southern discussed below partially offset by lower operating results at Sonat Marketing.

       Southern Natural Gas - Operating results for the first quarter of 1995 were up primarily due to higher margins. The positive effect on revenue of a $6 million adjustment to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability was offset by a $6 million reduction in fuel gas liability in 1994.

       Gas sales revenue and gas cost at Southern decreased significantly compared with the 1994 first quarter as transition gas sales from supply remaining under contract declined (see Natural Gas Sales and Supply below).

       Market transportation and storage revenues increased 6 percent in the 1995 period. Market throughput volumes increased 13 percent in the 1995 period. Market throughput includes Sonat Intrastate-Alabama Inc. in 1995, ownership of which was transferred to Southern by Sonat on January 1, 1995. Supply transportation increased 10 percent due to increased volumes under existing contracts at Sea Robin Pipeline Company and a new transportation contract at Southern.

       Other revenue decreased in the 1995 period due to a decrease in take-or-pay cost recovery. Southern's billings for take-or-pay costs were essentially completed in the first quarter of 1994.

       Operating and maintenance expense, excluding the reduction in fuel gas liability recognized in the 1994 period mentioned above, decreased in 1995 reflecting the impact of the fourth quarter restructuring, which reduced Southern's staffing level by approximately 27 percent. General and administrative expenses were up in the same period due to an increase in stock-based compensation.

       Sonat Marketing - Sales volumes increased significantly due to expanding activities on non-affiliated pipelines. Operating income decreased in the 1995 period due to higher operating expenses associated with expanding activities and lower unit margins.

       Citrus - Equity in earnings of Citrus for the first quarter of 1995 increased $6 million from earnings of $1 million in 1994, principally the result of higher margins on a gas supply contract with one of its major customers which was restructured during the second quarter of 1994. Other factors contributing to higher earnings were the first month of operation of the Phase III expansion project in March 1995, higher capitalization of financing costs (AFUDC) in 1995 related to Phase III and lower depreciation due to an increase in the estimated useful life of the pre-Phase III pipeline system.

Transportation Contracts

       If the Customer Settlement (described in Note 5 of the Notes to Condensed Consolidated Financial Statements) becomes effective, Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company (collectively "Atlanta") will amend their firm transportation contracts for an aggregate of 682 million cubic feet per day, 582 million cubic feet of which currently expires on November 1, 1995, and 100 million cubic feet of which currently expires on June 30, 1997, to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day would remain under its current term to April 30, 2007. If the Customer Settlement becomes effective, South Carolina Pipeline Corporation (SCPL) will amend its firm transportation contract for 28 million cubic feet per day, which currently expires on July 31, 1997, to extend its primary term for a period of three years beginning March 1, 1995. Such extension will be in addition to the remaining 160 million cubic feet per day of SCPL's firm transportation services that remain in effect under terms extending from 1997 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's largest market area is fully subscribed.

Natural Gas Sales and Supply

       Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern sold a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began November 1, 1993. A portion of these sales agreements were extended for an additional one-year term, while the sales agreements with Atlanta were extended through March 31, 1995. Certain customers, including Atlanta, have advised Southern that if the Customer Settlement becomes effective, they will extend the sales agreements with them through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

       Southern's purchase commitments under its remaining gas supply contracts for the remainder of 1995 and the years 1996 through 1999 are estimated as follows:

                                                       Estimated
                                                        Purchase
                                                      Commitments
                                                      (In Millions)

       1995                                                $40
       1996                                                 50
       1997                                                 50
       1998                                                 52
       1999                                                 34

       These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability, and future price) is known today with certainty. These estimates also exclude estimated purchase commitments under certain contracts with Exxon that will be terminated if the Customer Settlement becomes effective. If the Customer Settlement does not become effective and Southern were therefore required to perform these contracts, and further assuming that Exxon were to prevail in its lawsuit contesting the Company's termination of the Mississippi Canyon Contract, which litigation is described in Note 5 of the Notes to Condensed Consolidated Financial Statements, these estimates would increase by $114 million in 1995, $154 million in 1996, $65 million in 1997, $8 million in 1998, and $3 million in 1999. Of these amounts, $89 million in 1995, $126 million in 1996, and $49 million in 1997 is attributable to the Mississippi Canyon Contract. In addition, as part of its settlement with Exxon, which as noted is contingent on the effectiveness of the Customer Settlement, Southern and Exxon have agreed to terminate all their existing gas purchase contracts and to enter into two new gas purchase contracts having three-year terms and providing for market-based index prices (which would not constitute gas supply realignment (GSR) costs). Therefore, if the Customer Settlement becomes effective, these estimates could increase by $76 million in 1995, $94 million in 1996, and $103 million in 1997 to include these two new contracts with Exxon.

       See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding Southern's rate proceedings to recover its GSR costs.

Rate Matters

       Several general rate changes have been implemented by Southern and remain subject to refund. If the Customer Settlement is approved by the FERC and becomes effective, all outstanding rate and Order No. 636 transition cost recovery proceedings would be resolved. The settlement would result in reducing Southern's filed rates to more competitive levels, would reduce somewhat reported revenues, and would reduce depreciation expense to approximately $40 million in 1995. Although the FERC staff and customers representing more than 95 percent of Southern's firm capacity are in support of the Customer Settlement, there is no assurance that the settlement will be approved by the FERC. (See
Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)

Citrus Corp.

       The operating results of the Florida Gas Phase III expansion project, combined with Florida Gas' Order No. 636 restructuring and resultant conversion to a SFV rate methodology and Citrus' successful renegotiation in 1994 of an unfavorable contract with one of its major customers, are expected to result in stable revenues, earnings, and cash flow at Citrus. The results are expected to be at somewhat lower levels than in 1994 due to the completion of the Phase III expansion project and the resulting end of AFUDC recognition on the project.

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



                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                     1995                       1994
                                                                                                  (In Millions)

Other Income - Equity in Earnings of Unconsolidated Affiliates:
 Natural Gas Transmission
       and Marketing                                                                 $  9                       $  3
    Other                                                                               4                          2
                                                                                     ----                       ----
                                                                                     $ 13                       $  5
                                                                                     ====                       ====


       Equity in earnings of unconsolidated affiliates increased in 1995 due primarily to an increase in equity of Citrus (discussed earlier in the Natural Gas Transmission and Marketing section). Equity in earnings of Sonat Offshore, included in Other, increased from 1994 due to improved operating results in the U.S. Gulf of Mexico and for the Polar Pioneer, partially offset by lower operating income in Mexico.


Other Income - Other                                                                 $  6                       $  4

       The increase in other income is due to the recognition of a $3 million gain from the sale of oil and gas properties compared with $1 million in the prior period.


Interest Income (Expense), Net                                                      $(26)                      $(18)

       Interest expense on debt increased primarily due to higher debt levels. The effect of higher rates in 1995 on the Company's floating rate debt was offset by the redemption of Southern's $100 million 9 5/8 Percent Notes in June 1994. Higher revenue reserve levels in 1995 also resulted in an increase in other interest expense.



                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                     1995                       1994
                                                                                                  (In Millions)

Income Taxes                                                                        $  10                      $  18

       The decrease in income taxes resulted from a decrease in pre-tax income and to a lower effective tax rate. The lower effective tax rate reflects a higher portion of earnings receiving tax preferential rates in the current period.

FINANCIAL CONDITION

CASH FLOWS

Operating Activities                                                                $  68                      $ 173

       Net cash provided by operating activities in 1995 was $105 million lower than in 1994. Increased outflows at Southern for the Exxon settlement discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements as well as lower cash from operations in 1995 at Sonat Exploration contributed to the decrease. The $17 million decrease in natural gas purchase contract settlement costs reflects the completion of recoveries of take-or-pay costs in 1994. The $43 million change in gas supply realignment costs was a result of the $45 million payment for the Exxon settlement described earlier. The primary reasons for the decrease in cash flow from operations at Exploration were lower gas prices in 1995 and a gas prepayment received in 1994.

       The change in regulatory reserves reflects the reduction in 1995 of amounts reserved for the volumetric take-or-pay surcharge collected from December 18, 1993 through April 30, 1994, pursuant to the FERC's acceptance in February 1995, of Southern's refund report. The improvement in the collection of receivables at Sonat Marketing as well as the election of some of Southern's customers to offset amounts they would have received under the provisions of the take-or-pay refund against amounts they owed Southern for Order No. 636 cost contributed to the favorable change in accounts receivable. Another factor in the increase in the change in accounts receivable, which also contributed to the decrease in the change in accounts payable, was an adjustment at Sonat Exploration to recognize royalty and joint owners' share of revenue associated with the estimate process for gas sold to Sonat Marketing. A $9 million tax refund received in March at Sonat contributed to the fluctuation of accrued income taxes. The amount in Other in 1995 includes an $8 million noncash change in other transition costs at Southern as a result of reclassification from GSR costs while the 1994 amount includes $15 million in gas prepayments at Sonat Exploration and $9 million collected at Southern through interruptible transportation services that was for recovery of allocated fixed cost and amounts to be used to offset customers' GSR liabilities.

Investing Activities                                                               $(195)                     $(177)

       Net cash used in investing activities increased $18 million over 1994. Capital expenditures in 1995 increased $136 million due to the significant acquisitions at Sonat Exploration discussed earlier. This increase was slightly offset by higher proceeds in 1995 from disposal of assets at Sonat Exploration and the net advances of $95.8 million made in 1994 to Citrus.


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                     1995                       1994
                                                                                                  (In Millions)

Financing Activities                                                                 $126                        $13

       Net cash provided by financing activities increased $113 million over 1994. The increase resulted from increased borrowings under Sonat's floating rate facilities that supplemented cash flow from operations used in financing acquisitions.

Capital Expenditures

       Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

       Exploration and Production                                                    $206                        $65
       Natural Gas Transmission and Marketing                                           7                         14
       Other                                                                            2                          -
                                                                                     ----                        ---

       Total                                                                         $215                        $79
                                                                                     ====                        ===


       The Company's share of capital expenditures by its unconsolidated affiliates was $59 million and $131 million in the first quarter of 1995 and 1994, respectively.

Liquidity and Capital Resources

       At March 31, 1995, the Company had lines of credit and a revolving credit agreement with a total capacity of $1.05 billion. Of this, $317 million was unborrowed and available. The amount available under the lines of credit has been reduced by the amount of commercial paper outstanding of $95 million to reflect the Company's policy that credit line and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement. In 1993 Sonat filed a shelf registration with the Securities and Exchange Commission (SEC) for up to $500 million in debt securities. The net proceeds from the sale of these debt securities are expected to be used for general corporate purposes, which may include refinancing of indebtedness, working capital increases, capital expenditures, possible future acquisitions, and redemption of securities. Southern also has a shelf registration with the SEC for up to $200 million in debt securities of which $100 million has been issued. Southern expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

       In 1994 the Board of Directors of the Company authorized the repurchase of up to two million shares of the Company's common stock. Purchases are being made from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization are expected to be reissued in connection with employee stock option and restricted stock programs. At March 31, 1995, 1,090,000 shares of common stock had been purchased under the program.

       Cash flow from operations and borrowings in the public or private markets provide the Company with the means to fund operations and currently planned investment and capital expenditures. The Company holds four million shares of Baker Hughes Incorporated convertible preferred stock as well as 11.3 million shares of Sonat Offshore common stock, both of which could be monetized.

Capitalization Information

                                                                                March 31,               December 31,
                                                                                  1995                      1994

       Debt to Capitalization                                                       49%                     46%
       Book Value Per Share                                                      $16.26                  $16.11

COMMODITY PRICE RISK MANAGEMENT

       Sonat Exploration and Sonat Marketing use natural gas futures contracts and options on gas futures and oil and gas price swap agreements to hedge the effects of spot-market price volatility on operating results.

       The Company's use of these instruments is implemented under a set of policies approved by the Board of Directors. These policies prohibit speculation, determine approval levels for each transaction, and set limits regarding volume relative to budgeted production or sales levels. All swap counterparties are approved by the Board, and volume limits are set for any single counterparty. Reports detailing each transaction and showing the Company's aggregate hedge position are prepared daily and distributed to management. In addition, all hedge activities are internally reviewed to ensure compliance with all policies. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

NEW ACCOUNTING PRONOUNCEMENT

       In the first quarter of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which will become effective for years beginning after December 15, 1995. The Company has not yet determined the effect of the new rules.

                                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       Southern Natural Gas Company v. ARCO Oil and Gas Company, d/b/a Vastar Resources, Inc. and Vastar Resources,Inc. v. Southern Natural Gas Company, which are described in Item 3 of Part I of the Company's Report on Form 10-K for the year ending December 31, 1994, were both settled and dismissed. Pursuant to the settlement, Southern paid Vastar the contract price claimed by Vastar for all gas delivered.

Item 4.  Submission of Matters to a Vote of Security Holders

       The Company held its 1995 Annual Meeting of Stockholders in Houston, Texas, on April 27, 1995. In addition to the election of Directors and an Auditor, the following matters were voted upon at the Annual Meeting: (1) approval of the Company's amended and restated Executive Award Plan ("Proposal No. 2"); and (2) approval of a restricted stock grant program under the Executive Award Plan ("Proposal No. 3"). The vote on such Proposals was as follows:


================================================================================
                      Voted                     Voted
                       For                     Against                Abstained
================================================================================
- --------------------------------------------------------------------------------
Proposal No. 2    53,149,737                  20,235,764              934,775
- --------------------------------------------------------------------------------
Proposal No. 3    66,212,956                  7,081,589               1,025,731
================================================================================

Proposals No. 2 and 3 were approved by the stockholders.

Item 6.                        Exhibits and Reports on Form 8-K

(a)  Exhibits1

Exhibit
Number                                                 Exhibits

10.1*                   Executive Award Plan of Sonat Inc. (as amended and
                               restated as of April 27, 1995)
- --------
     1 The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10 cent per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.
                                                       25

Exhibit
Number                                                 Exhibits

10.2*      Amendatory Agreement dated March 1, 1994, to Service Agreements (Nos.
904480, 904481 and S20140) effective November 1, 1994 between Southern Natural Gas Company and Atlanta Gas Light Company

10.3* Amendatory Agreement dated March 1, 1994 to Service Agreements (No. 902470) effective September 1, 1994 and (Nos. 904460, 904461 and S20150)
effective November 1, 1994, between Southern Natural Gas Company and Atlanta Gas Light Company

10.4*      Amendatory  Agreement dated March 1, 1995, to Service Agreements (No.
901710) effective June 1, 1994 and (No. 902516) effective October 1, 1994 between Southern Natural Gas Company and South Carolina Pipeline Corporation

11*        Computation of Earnings per Share

12*        Computation of Ratio of Earnings to Fixed Charges

27         Financial Data Schedule for the period ended March 31, 1995

*  Filed with this Report


(b)  Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended March 31, 1995.

                                         SONAT INC. AND SUBSIDIARIES




                                                  SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                             SONAT INC.



Date:         May 12, 1995             By:        /s/ Thomas W. Barker, Jr.
       -------------------------                  ----------------------------
                                                    Thomas W. Barker, Jr.
                                                    Vice President-Finance and
                                                           Treasurer




Date:         May 12, 1995             By:        /s/ Ronald B. Pruet, Jr.
       -------------------------                   ----------------------------
                                                      Ronald B. Pruet, Jr.
                                                    Vice President & Controller