Form 10-Q
period 1995-06-30
SONAT INC
filed 1995-08-11
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549
                                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended       June 30, 1995

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

                                     COMMON STOCK, $1.00 PAR VALUE:

                            86,268,500 SHARES OUTSTANDING ON JULY 31, 1995



                                                   SONAT INC. AND SUBSIDIARIES

                                                              INDEX
                                                                                                                 Page No.

PART I.           Financial Information

                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets--
                                       June 30, 1995 and December 31, 1994                                        1

                                    Condensed Consolidated Statements of Income--
                                       Three Months and Six Months Ended
                                       June 30, 1995 and 1994                                                     2

                                    Condensed Consolidated Statements of Cash Flows--
                                       Six Months Ended June 30, 1995 and 1994                                    3

                                    Notes to Condensed Consolidated Financial
                                       Statements                                                                 4 - 14

                  Item 2.           Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations                                       15 - 31

PART II.          Other Information

                  Item 6.           Exhibits and Reports on Form 8-K                                             32



                                                 PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                  SONAT INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)

                                                                                         June 30,              December 31,
                                                                                           1995                    1994
                                                                                                     (In Thousands)
                                                            ASSETS
Current Assets:
    Cash and cash equivalents                                                         $    6,052                 $    9,131
    Accounts and note receivable                                                         230,221                    279,553
    Inventories                                                                           27,662                     26,722
    Gas imbalance receivables                                                             17,195                     35,091
    Other                                                                                 43,032                     36,344
       Total Current Assets                                                              324,162                    386,841

Investments in Unconsolidated Affiliates and Other                                       541,761                    704,308

Plant, Property and Equipment                                                          4,793,590                  4,741,296
    Less accumulated depreciation, depletion
       and amortization                                                                2,500,147                  2,497,691
                                                                                       2,293,443                  2,243,605
Deferred Charges:
    Gas supply realignment costs                                                         231,332                    160,850
    Other                                                                                 50,532                     35,082
                                                                                         281,864                    195,932

                                                                                      $3,441,230                 $3,530,686

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Long-term debt due within one year                                                $   19,000                  $  19,250
    Unsecured notes                                                                       70,000                    200,000
    Accounts payable                                                                     187,173                    208,751
    Accrued income taxes                                                                  14,319                     22,029
    Accrued interest                                                                      34,083                     36,825
    Gas imbalance payables                                                                23,006                     42,975
    Other                                                                                 33,850                     40,371
       Total Current Liabilities                                                         381,431                    570,201

Long-Term Debt                                                                         1,081,488                    963,378

Deferred Credits and Other:
    Deferred income taxes                                                                218,541                    187,957
    Reserves for regulatory matters                                                      173,856                    183,343
    Other                                                                                188,203                    233,921
                                                                                         580,600                    605,221
Commitments and Contingencies
Stockholders' Equity:
    Common stock and other capital                                                       128,595                    129,563
    Retained earnings                                                                  1,295,656                  1,287,339
                                                                                       1,424,251                  1,416,902
    Less treasury stock                                                                  (26,540)                   (25,016)
       Total Stockholders' Equity                                                      1,397,711                  1,391,886

                                                                                      $3,441,230                 $3,530,686


                                                    See accompanying notes.



                                             SONAT INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                                        Three Months                         Six Months
                                                                        Ended June 30,                     Ended June 30,
                                                               1995              1994               1995             1994
                                                                             (In Thousands, Except Per-Share Amounts)

Revenues                                                     $480,394          $422,759           $911,625         $911,704

Costs and Expenses:
    Natural gas cost                                          262,014           180,714            452,742          394,289
    Transition cost recovery
       and gas purchase contract
       settlement costs                                       (12,480)           27,529              8,406           70,449
    Operating and maintenance                                  43,869            46,801             88,413           94,649
    General and administrative                                 32,863            38,836             66,500           69,861
    Depreciation, depletion
       and amortization                                        66,660            66,350            141,051          132,644
    Taxes, other than income                                    9,728            10,024             21,653           20,608
                                                              402,654           370,254            778,765          782,500

Operating Income                                               77,740            52,505            132,860          129,204

Other Income (Loss), Net:
    Equity in earnings of
       unconsolidated affiliates                               11,930            11,560             24,883           16,382
    Other                                                     (41,232)            2,426            (35,724)           6,877
                                                              (29,302)           13,986            (10,841)          23,259

Interest:
    Interest income                                             2,840             1,192              3,688            3,113
    Interest expense                                          (29,863)          (23,632)           (58,402)         (45,061)
    Interest capitalized                                        1,681             1,956              3,439            3,571
                                                              (25,342)          (20,484)           (51,275)         (38,377)

Income before Income Taxes                                     23,096            46,007             70,744          114,086

Income Taxes                                                    5,755            11,466             15,786           29,935

Net Income                                                   $ 17,341          $ 34,541           $ 54,958         $ 84,151

Earnings Per Share of Common Stock                           $    .20          $    .40           $    .64         $    .97

Weighted Average Shares Outstanding                            86,371            87,193             86,361           87,185

Dividends Paid Per Share                                     $    .27          $    .27           $    .54         $    .54











                                                    See accompanying notes.



                                           SONAT INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                      Six Months
                                                                                                     Ended June 30,
                                                                                           1995                      1994
                                                                                                     (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                        $    54,958               $    84,151
    Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation, depletion and amortization                                       141,051                   132,644
           Deferred income taxes                                                           30,784                    (3,089)
           Equity in earnings of unconsolidated affiliates,
              less distributions                                                          (17,178)                   (8,809)
           (Gain) loss on disposal of assets                                               41,772                    (1,465)
           Reserves for regulatory matters                                                 (9,487)                   22,271
           Gas supply realignment costs                                                   (70,482)                   15,699
           Natural gas purchase contract settlement costs                                    -                       18,360
           Change in:
              Accounts receivable                                                          49,356                    (8,591)
              Inventories                                                                    (940)                       46
              Accounts payable                                                            (21,578)                  (26,123)
              Accrued interest and income taxes, net                                      (20,965)                   (4,035)
              Other current assets and liabilities                                         (4,767)                    7,670
           Other                                                                          (47,115)                   33,282

              Net cash provided by operating activities                                   125,409                   262,011

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                              (282,766)                 (204,409)
    Net proceeds from disposal of assets                                                  218,540                     7,935
    Advances to unconsolidated affiliates
       and other                                                                           (2,142)                 (171,471)

              Net cash used in investing activities                                       (66,368)                 (367,945)

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                            2,953,000                 2,110,000
    Payments of long-term debt                                                         (2,835,140)               (2,053,160)
    Changes in short-term borrowings                                                     (130,000)                   94,294
       Net changes in debt                                                                (12,140)                  151,134
    Dividends paid                                                                        (46,641)                  (47,064)
    Other                                                                                  (3,339)                      666

              Net cash provided by (used in)
                 financing activities                                                     (62,120)                  104,736

Net Decrease in Cash and Cash Equivalents                                                  (3,079)                   (1,198)

Cash and Cash Equivalents at Beginning of Period                                            9,131                    10,822

Cash and Cash Equivalents at End of Period                                            $     6,052               $     9,624

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                              $    50,174               $    42,051
    Income taxes (refunds received), net                                                   (1,685)                   32,213




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

2.       Derivative Financial Instruments

         At June 30, 1995, Sonat Exploration had four oil price swap agreements covering approximately 75 percent of its remaining 1995 production to exchange payments based on a total notional volume of 1.4 million barrels. The average market price Sonat Exploration was paying was $18.40 per barrel and the average fixed price Sonat Exploration was receiving was $18.52 per barrel at June 30, 1995. These instruments, which are hedges of Sonat Exploration's production of oil reserves, are effected for the purpose of reducing exposure to changes in spot- market prices on the same amount of production.

         At June 30, 1995, Sonat Marketing had a total of 32 natural gas price and basis swap agreements to exchange payments based on a total notional volume of 35,403,000 MMBtu of natural gas over periods ranging from one month to seven years. At June 30, 1995, the average price the Company was paying was $1.60 per MMBtu and the average price the Company was receiving was $1.51 per MMBtu. These instruments, which are hedges of Sonat Marketing's spot market natural gas transactions, are effected for the purpose of locking in the margin on the related transactions.

         The Company's credit exposure on swaps is limited to the value of swaps that are in a favorable position to the Company. At June 30, 1995, the market value of the Company's fixed-price favorable swaps was $2,706,000. The net position of all fixed-price swaps, both favorable and unfavorable, was $2,674,000 favorable. The market value of the basis swaps is not material.

                                   SONAT INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

3.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                                    Three Months                       Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                           1995             1994             1995             1994
                                                                         (In Thousands)

Company's Share of Reported Earnings (Losses)

    Exploration and Production:                           $   149          $   204          $   335          $   311

    Natural Gas Transmission and Marketing:
       Citrus Corp.                                         5,803            7,367           12,185            7,684
       Amortization of Citrus basis
           difference                                         345              345              692              692
       Bear Creek Storage                                   2,391            2,213            4,922            4,494
       Other natural gas transmission
           and marketing affiliates                          (103)             (53)             (86)             (78)
                                                            8,436            9,872           17,713           12,792

    Other:
       Sonat Offshore Drilling                              3,245              866            6,129            2,561
       Other affiliates                                       100              618              706              718
                                                            3,345            1,484            6,835            3,279

                                                          $11,930          $11,560          $24,883          $16,382


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

         The following is summarized income statement information for Citrus:

                                                                    Three Months                       Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                           1995             1994             1995             1994
                                                                         (In Thousands)

Revenues                                                 $194,691         $134,385         $319,855         $237,869
Expenses (Income):
    Natural gas cost                                      106,287           86,404          169,550          152,297
    Operating expenses                                     34,544           28,787           63,461           55,009
    Depreciation and amortization                          11,501            9,850           19,597           19,543
    Allowance for funds used
      during construction                                     (86)         (25,623)         (20,297)         (36,006)
    Interest and other                                     23,533           11,050           47,856           21,965
    Income taxes                                            7,306            9,183           15,318            9,694

Income Reported                                          $ 11,606         $ 14,734         $ 24,370         $ 15,367

         Allowance for funds used during construction decreased significantly when Florida Gas' Phase III expansion went into service on March 1, 1995.

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                    Three Months                      Six Months
                                                                     Ended June 30,                   Ended June 30,
                                                            1995             1994            1995              1994
                                                                         (In Thousands)

Revenues                                                   $8,906           $8,843          $18,228          $17,873
Expenses:
    Operating expenses                                      1,251            1,287            2,526            2,565
    Depreciation                                            1,349            1,350            2,699            2,700
    Other expenses, net                                     1,525            1,780            3,158            3,619

Income Reported                                            $4,781           $4,426          $ 9,845          $ 8,989

                                    SONAT INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

3.       Unconsolidated Affiliates (Cont'd)

         Other Affiliate - In June 1993, the Company reduced its ownership of Sonat Offshore, which provides offshore drilling services, from 100 percent to approximately 40 percent. At June 30, 1995, the Company held 11.3 million shares of Sonat Offshore common stock. The Company's investment in Sonat Offshore is accounted for on the equity method.

         On July 20, 1995, the Company made a capital contribution of its remaining shares of Sonat Offshore Drilling common stock to Sonat Exploration Company, the Company's wholly owned subsidiary. On July 26, 1995, Sonat Exploration sold in an underwritten public offering these shares of Sonat Offshore Drilling common stock. The net proceeds after underwriters' discounts and commissions were $326 million. The Company expects to realize approximately $210 million of net cash proceeds from the sale after income taxes and expenses are paid and will report a third quarter after-tax gain of approximately $110 million, or $1.27 per share.

         The  following is summarized  income  statement  information  for Sonat
Offshore:

                                                                    Three Months                      Six Months
                                                                     Ended June 30,                   Ended June 30,
                                                            1995             1994            1995              1994
                                                                                                   (In Thousands)


Revenues                                                  $85,510          $58,922         $156,236         $125,029
Expenses (Income):
    Operating expenses                                     67,360           48,648          121,100          102,363
    Depreciation                                            6,237            6,283           12,515           12,101
    Other (income) expenses, net                             (942)              522          (1,575)             453
    Income taxes                                            4,665            1,299            8,730            3,695

Income Reported                                           $ 8,190          $ 2,170         $ 15,466         $  6,417

4.       Long-Term Debt and Lines of Credit

         Long-Term Debt - During the first six months of 1995, Sonat borrowed $2.7 billion and repaid $2.8 billion under its revolving credit agreement, which is classified as long-term, resulting in $300 million outstanding at a rate of
6.21 percent at June 30, 1995.

         On June 12, 1995, Sonat issued $200 million of 6 7/8 Percent Notes due June 1, 2005. The proceeds from the sale of the Notes were used to repay floating rate debt.

         Lines of Credit and Credit Agreement - At June 30, 1995, no amounts were outstanding under Sonat's 364-day revolving credit agreement and $70 million in commercial paper was outstanding at a rate of 6.27 percent. Loans outstanding under all short-term credit facilities are for a duration of less than three months.

                                    SONAT INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)

4.       Long-Term Debt and Lines of Credit (Cont'd)

         Short-Term Credit Facilities - On May 29, 1995, Sonat and Southern renewed their short-term lines of credit with several banks to provide for borrowings of $200 million and $50 million, respectively. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates. At June 30, 1995, no amounts were outstanding under either agreement.

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

         On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding, (2) resolved the cost of service, throughput, billing determinants, and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide cost classification, cost allocation, and rate design issues based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994, the FERC approved the settlement. One party has sought judicial review of the FERC orders. Southern cannot predict the outcome of this appeal.

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

         The Customer Settlement has been contested by certain of Southern's firm customers representing approximately five percent of Southern's firm contract demand and by certain interruptible customers. If approved by the FERC, the Customer Settlement will become effective only as to supporting parties and any contesting parties the FERC determines will be bound by it. Southern's rates and GSR costs applicable to the contesting parties not bound by the Customer Settlement will be determined by the outcome of Southern's pending rate and GSR proceedings, where Southern believes it is likely that those contesting customers will continue to challenge both the eligibility and prudence of Southern's GSR costs. It is also possible that the Customer Settlement might not be approved by the FERC or, if approved, might be modified in a way unacceptable to Southern or its customers.

         Several of the shippers on the pipeline system of Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates were unjust and unreasonable. Any reduction in Sea Robin's rates as a result of

                                SONAT INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

5.       Commitments and Contingencies (Cont'd)

this complaint could be implemented only on a prospective basis. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. Sea Robin is unable to predict the outcome of this proceeding.

         Gas Purchase Contracts - Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices. When a loss is probable and the amount can be reasonably estimated, it is accrued.

         Order No. 636 - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under, existing gas purchase contracts, which are referred to as GSR costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

         On September 3, 1993, the FERC generally approved a compliance plan for Southern and directed Southern to implement its restructured services pursuant to the Order on November 1, 1993 (the September 3 order). Pursuant to Southern's compliance plan, GSR costs that are eligible for recovery include payments to reform or terminate gas purchase contracts. Where Southern can show that it can minimize transition costs by continuing to purchase gas under the contract (i.e., it is more economic to continue to perform), eligible GSR costs would also include the difference between the contract price and the higher of (a) the sales price for gas purchased under the contract or (b) a price established by an objective index of spot-market prices. Recovery of these "price differential" costs is permitted for an initial period of two years ending October 31, 1995. Southern filed with the FERC on July 31, 1995, for a two-year extension of this period. The Customer Settlement, which provides that price differential costs can be recovered for an indefinite period, would, if approved, supersede this filing as to the supporting parties.

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

         As of June 30, 1995, Southern had either paid or accrued $192 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. On February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon Corporation (Exxon) by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement is conditioned upon the Customer Settlement becoming effective. These Exxon amounts are included in the amount for June 30, 1995, above. In addition to the above amounts, Southern also has an agreement under which another high-cost contract price is reduced in exchange for monthly payments having a present value of approximately $43 million. Southern has received permission from the FERC to purchase an annuity in order to monetize this obligation.

         In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of June 30, 1995, Southern had incurred $98 million in price differential costs.

         Beginning in December 1993, Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for

                                      SONAT INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)

5.       Commitments and Contingencies (Cont'd)

recovery under the Order. Southern's customers are opposing its recovery of its GSR costs in these proceedings based on both eligibility and prudency grounds. These proceedings, which have all been consolidated, are in the early stages of discovery and Southern cannot predict their outcome at this time.

         As described above, Southern's Customer Settlement would settle as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. If the Customer Settlement is ultimately approved by the FERC, all challenges to the recovery of Southern's GSR costs would be resolved as to those customers supporting the Customer Settlement, including all issues related to eligibility and prudency. Additionally, Southern would absorb an agreed-upon portion of its total GSR costs, which was reflected in the provision for the Customer Settlement noted above.

         In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at June 30, 1995, to be approximately $341 million on a present-value basis. This amount includes the $64 million cost that will be incurred under the settlement of existing contracts with Exxon, which will become effective if the Customer Settlement becomes effective. These amounts do not include an additional $90 million in projected GSR costs that may be incurred if the settlement with Exxon does not become effective and Exxon prevails in its lawsuit regarding Southern's March 1, 1994, termination of a contract relating to Exxon's reserves in its Mississippi Canyon blocks (described below).

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

         If this settlement with Exxon does not become effective, total GSR costs under the Mississippi Canyon Contract through the scheduled renegotiation of its pricing provisions in 1997 were estimated at June 30, 1995, to be approximately $129 million on a present-value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern gave notice to Exxon that effective March 1, 1994, it terminated the Mississippi Canyon Contract pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding Southern's termination of this contract, which Exxon appealed to the Fifth Circuit Court of Appeals. Southern's customers are challenging the recovery of GSR costs attributable to such contract on eligibility and prudence grounds and on the basis that such costs also constitute non-cash consideration for the 1989 take-or-pay settlement with Exxon and thus are not recoverable due to the 1988 take-or-pay cost cap. If the settlement with Exxon does not become effective, Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its

                                  SONAT INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

5.       Commitments and Contingencies (Cont'd)

pending litigation with Exxon regarding Southern's notice of termination of the Mississippi Canyon Contract.

         FERC Audit of Florida Gas - The FERC's Division of Audits has nearly completed a compliance review of Florida Gas' books and records for the period January 1, 1991, through December 31, 1993. Among other things, the FERC auditors have tentatively proposed adjustments to the capitalization by Florida Gas of AFUDC during construction of its Phase III expansion facilities that, if made, would result in a charge to earnings of approximately $40 million after tax. Florida Gas intends to request that resolution of this issue be deferred until its next regular rate case, which will be filed in late 1996. Management of Florida Gas has advised the Company that it believes that its method of capitalizing AFUDC on Phase III was proper and does not believe that the outcome of this matter will have a material adverse effect on Florida Gas' results of operations.

6.       Changes in Operations

         The Company has reached an agreement in principle with Atlanta Gas Light Company (Atlanta) whereby Atlanta and Sonat (or a subsidiary of Sonat) will jointly own and operate the business currently conducted by Sonat's wholly owned subsidiary, Sonat Marketing Company. The Company will contribute all of the assets and liabilities of Sonat Marketing, except $32 million of accounts receivable, to a new entity and Atlanta will contribute $32 million in cash. The transaction is subject to execution of mutually acceptable definitive documents. Atlanta, which will own 35 percent of the new entity, will have certain rights to resell to the Company its interest in the new entity, including a right for five years to sell under a formula price, which will result in the deferral of the pre-tax gain of approximately $23 million on the transaction.

         In June 1995 the Company sold back to Baker Hughes Incorporated for $167 million the four million shares of Baker Hughes convertible preferred stock that Sonat received as partial consideration for its sale of Teleco Oilfield Services Inc. to Baker Hughes in 1992. The sale resulted in an $8 million loss after taxes, or $.09 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     SONAT INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

         Operating results for the Company's business segments follow:

                                                                Three Months                          Six Months
                                                               Ended June 30,                       Ended June 30,
                                                        1995              1994            1995                 1994
                                                                                              (In Millions)
Operating Income:
    Exploration and production                           $38              $22             $ 40                $ 44
    Natural gas transmission
       and marketing                                      40               29               94                  81
    Other                                                  -                2               (1)                  4

       Operating Income                                  $78              $53             $133                $129


Unusual Items

         The Company's Statements of Income for both 1995 periods reflect the impact of three unusual items recorded in the second quarter of 1995. These items are the sale of properties and terminations of long-term gas sales contracts by Sonat Exploration and the sale of the Company's investment in Baker Hughes Incorporated Preferred Stock.

                                                                Three Months                          Six Months
                                                               Ended June 30,                       Ended June 30,
                                                        1995              1994            1995                 1994
                                                                                              (In Millions)
Operating Income
    As Reported                                          $78              $53             $133                $129
Less Unusual Items:
    Exploration and Production
       Termination of gas
           sales contracts                                37                -               37                   -

Operating Income Excluding
    Unusual Items                                        $41              $53             $ 96                $129


Net Income As Reported                                   $17              $35             $ 55                $ 84
Less Unusual Items:
    Exploration and Production
       Termination of gas
           sales contracts                                24                -               24                   -
       Property sales                                    (20)               -              (20)                  -
    Other:
       Sale of Baker Hughes Stock                         (8)               -               (8)                  -

Net Income Excluding
    Unusual Items                                        $21              $35             $ 59                $ 84

EXPLORATION AND PRODUCTION

         The Company is engaged in the exploration for and the acquisition, development, and production of oil and natural gas in the United States through Sonat Exploration Company. Sonat Exploration's strategy is to acquire oil and gas properties with significant development potential. Since implementing this strategy in 1988, proved reserves have grown to approximately 1.8 trillion cubic feet of natural gas equivalent at June 30, 1995, more than a seven-fold increase.

         Sonat Exploration intends to continue aggressively to acquire domestic oil and gas properties with significant development potential. During 1995, Sonat Exploration has acquired oil and gas interests and properties for a total of $163 million, which increased proved reserves by approximately 267 billion cubic feet of natural gas equivalent. Through these acquisitions, Sonat Exploration extended its operations in north Louisiana and the Texas Panhandle area.

         Developmental drilling programs continue to be very successful. In the first six months of 1995, Sonat Exploration completed 103 development wells. These drilling programs added proved reserves of approximately 83 billion cubic feet of natural gas equivalent.

         In order to focus its exploration and production efforts and to minimize administrative and other costs, Sonat Exploration has committed to dispose of certain non-strategic oil and gas interests for approximately $105 million in the states of Arkansas, Colorado, Louisiana, and Texas and offshore Louisiana. Of these commitments, through June 30, 1995, $54 million were closed, which included net proved reserves of approximately 97 Bcf of natural gas equivalent. Sonat Exploration expects that it will continue to dispose of non-strategic oil and gas interests in the future.

         The decline in natural gas prices that began in 1994 has continued into 1995. Natural gas prices have remained depressed throughout the second quarter and into the third quarter. As a consequence, Sonat Exploration's earnings and cash flow in the first six months of 1995 have been adversely impacted. This decline in natural gas prices will continue to depress Sonat Explorations's earnings and cash flow in the third quarter.

         Total capital expenditures for Sonat Exploration are expected to approximate $410 million in 1995, which would be up slightly from 1994. Capital spending planned for 1995 includes approximately $240 million for producing property acquisitions.

         In early August 1995, Sonat Exploration and Taurus Exploration Inc., a wholly owned subsidiary of Energen Corporation, entered into an agreement pursuant to which Taurus will join Sonat Exploration in its regular oil and gas reserve acquisition program through December 31, 1998. Taurus has committed to spend up to $30 million as its proportionate share of acquisitions that may be made during the remainder of 1995 and expects to invest $25 million to $50 million annually in subsequent years. Development drilling on the acquired properties will involve additional investment by Taurus. Sonat Exploration will operate all properties acquired.

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

Exploration and Production Operations

                                                                 Three Months                         Six Months
                                                                Ended June 30,                      Ended June 30,
                                                      1995                  1994            1995                1994
                                                                      (In Millions)
Revenues:
    Sales to others                                  $ 69                 $ 37             $109                 $ 68
    Intersegment sales                                 55                   71              109                  146
      Total Revenues                                  124                  108              218                  214

Costs and Expenses:
    Operating and maintenance                          17                   17               34                   31
    Exploration expense                                 2                    1                3                    5
    General and administrative                         11                   14               21                   25
    Depreciation, depletion and
      amortization                                     52                   49              110                   98
    Taxes, other than income                            4                    5               10                   11
                                                       86                   86              178                  170
      Operating Income                               $ 38                 $ 22             $ 40                 $ 44


Net Sales Volumes:
    Gas (Bcf)                                          44                   44               94                   87
    Oil and condensate (MBbls)                        888                1,064            1,961                2,017
    Natural gas liquids (MBbls)                       418                  309              856                  537

Average Sales Prices:
    Gas ($/Mcf)                                    $ 1.52               $ 1.97           $ 1.48               $ 2.03
    Oil and condensate ($/Bbl)                      17.54                16.77            17.33                15.01
    Natural gas liquids ($/Bbl)                      8.59                 8.86             8.66                 8.95


Quarter-to-Quarter Analysis

         Sonat Exploration's operating income was $38 million in the second quarter of 1995, $16 million more than the same period in 1994. This increase was due to the termination of two long-term gas sales contracts, which resulted in the recognition of $37 million of additional operating revenue for the quarter. This additional revenue more than offset the effect of a decline in natural gas prices from $1.97 per thousand cubic feet for the second quarter of 1994 to $1.52 per thousand cubic feet for the same period in 1995. Oil and condensate prices, however, showed some improvement over the second quarter of 1994, increasing five percent to an average price of $17.54 per barrel. Production volumes for oil and condensate were down 17 percent in 1995 while natural gas volumes remained flat, as did operating expenses. Production in 1995 was below expected levels due to pipeline mechanical problems in the Gulf of Mexico, which caused some properties to be shut-in or curtailed, and to the disposal of properties. Production from these properties would have otherwise contributed six billion cubic feet of natural gas equivalent during the second quarter of 1995. General and administrative expenses were down 21 percent from the second quarter of 1994 due primarily to savings in pension cost, savings from company restructuring, and an overall effort to lower expenses. A higher proportion of Austin Chalk (predominately oil, condensate and natural gas liquids) production is contributing to an increase in amortization rates.

Year-to-Date Analysis

         Operating income for the 1995 year-to-date period was $40 million compared to $44 million for the first six months of 1994. Natural gas prices experienced a 27 percent decline from the 1994 level of $2.03 resulting in the reduction in operating income. The effect of lower natural gas prices was partially offset by additional revenue of $37 million recognized as a result of two gas sales contract terminations. An increase in oil and condensate prices of 15 percent also served to offset the impact of lower gas prices. Production volumes for natural gas increased by seven percent for the first half of 1995 as compared to the same period of 1994 while oil and condensate volumes were fairly stable. Increases in operating expenses and higher amortization resulting from increased production and a higher proportion of oil, condensate and liquids production were partially offset by the effects of a successful effort to reduce administrative costs (see above).

NATURAL GAS TRANSMISSION AND MARKETING

         The Company participates in the natural gas transmission and marketing business through Southern Natural Gas Company, Citrus Corp. (a 50 percent-owned company), and Sonat Marketing (see Note 6 of the Notes to Condensed Consolidated Financial Statements).

         Southern continues to pursue growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On April 26, 1995, Southern received authorization from the Federal Energy Regulatory Commission (FERC) to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, that will deliver natural gas to a group of new customers who have signed 10-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day. Southern also sought approval in a filing with the FERC made on May 19, 1995, to expand its north main pipeline system to provide approximately 26 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. If FERC approval is received, the in-service date is expected to be November 1996.

         Southern has also initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern is seeking requests for additional firm transportation services and for a new liquefied natural gas
(LNG) service. The facilities to provide the firm transportation service will be determined based on the service levels requested. The LNG service would be provided at the existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a subsidiary of Southern. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for both services is expected to be November 1997. The open season will continue through October 31, 1995.

         In addition, on May 15, 1995, Southern requested FERC approval for a production area expansion project. Southern proposes to install 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on the east leg of its offshore Louisiana supply system through Toca by 140 million cubic feet per day. Southern requested that the FERC issue an initial determination on the proposed project, which would become final upon Southern's filing of 10-year firm transportation agreements for 100 percent of the increased capacity within 120 days from the initial determination. Southern presently is in discussion with potential customers regarding such commitments, although there is no assurance that such commitments will be obtained.

         Southern also has some operations that are not regulated. Southern's parent, Sonat Inc., transferred to Southern its investments in three small unregulated companies effective January 1, 1995.

         In addition, Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, filed a petition with the FERC requesting it be declared an unregulated gas gathering system. The FERC denied Sea Robin's petition in an order issued on June 16, 1995. Sea Robin filed for rehearing of this denial on July 17, 1995, but cannot predict the outcome of this proceeding. (See Note 5 of the Notes to Condensed Consolidated Financial Statements.)

         Sonat Energy Services Company, a subsidiary of Sonat and parent of Sonat Marketing, recently announced that it has formed a new subsidiary, Sonat Power Marketing Inc., to market electric power. Sonat Power Marketing has filed with the FERC for permission to purchase and resell electricity at market-based rates. It will offer services in electricity similar to those offered by its sister company, Sonat Marketing, in natural gas.

         Sonat Marketing markets almost all of the natural gas production of Sonat Exploration that is not sold under pre-existing term dedications, and has responsibility for the execution of Sonat Exploration's risk management program. With the Sonat Exploration volumes and expanded relationships with other suppliers and buyers , Sonat Marketing has been able to expand its presence in Gulf Coast, Midwest, and Northeast markets. As a result of these efforts, Sonat Marketing's daily natural gas sales volumes have recently reached 2.3 billion cubic feet per day.

         Sonat Marketing uses natural gas futures contracts and options on gas futures and oil and gas price swap agreements to hedge the effects of spot-market price volatility on operating results. An additional benefit of this hedging is that Sonat Marketing is able to offer fixed price contracts to its suppliers and customers. (See Commodity Price Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Florida Gas, a subsidiary of Citrus, completed an expansion project that went into service on March 1, 1995, known as Phase III, that increased its system capacity by 530 million cubic feet per day to its present capacity of 1.5 billion cubic feet per day. As part of Phase III, Florida Gas contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system. Also in connection with this expansion, Florida Gas acquired an interest in an existing pipeline in the Mobile Bay area that has been expanded to provide over 300 million cubic feet per day to Florida Gas and is connected to Florida Gas' pipeline system.

         It has been announced that plans by other companies to build a competitive pipeline into peninsular Florida, which would have been known as the Sunshine Pipeline, had been abandoned at present. Florida Gas is currently reviewing the prospects for further expansions of its pipeline system into the Florida market.


                                        NATURAL GAS TRANSMISSION AND MARKETING

                                                                  Three Months                         Six Months
                                                                   Ended June 30,                    Ended June 30,
                                                         1995               1994            1995                1994
                                                                                   (In Millions)
Operating Income (Loss):
    Southern Natural Gas Company                        $ 38                $ 27            $ 91                $ 76
    Sonat Marketing Company                                2                   2               4                   6
    Other                                                  -                   -              (1)                 (1)

       Total Operating Income                           $ 40                $ 29            $ 94                $ 81


SOUTHERN NATURAL GAS COMPANY

Revenues:
    Gas sales                                           $ 47                $ 57            $ 94                $144
    Market transportation and
       storage                                            75                  76             168                 164
    Supply transportation                                 13                  10              26                  20
    Other                                                  -                  42              32                 102
       Total Revenues                                    135                 185             320                 430

Costs and Expenses:
    Natural gas cost                                      47                  57              92                 139
    Transition cost recovery and
       gas purchase contract
       settlement costs                                  (12)                 28               8                  71
    Operating and maintenance                             25                  32              50                  64
    General and administrative                            20                  21              41                  39
    Depreciation and amortization                         13                  16              28                  32
    Taxes, other than income                               4                   4              10                   9
                                                          97                 158             229                 354
       Operating Income                                 $ 38                $ 27            $ 91                $ 76

Equity in Earnings of
    Unconsolidated Affiliates                           $  2                $  2            $  5                $  4

                                                                                      (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                                   2                   -               4                   -
    Market transportation                                127                 113             305                 269
       Total Market Throughput                           129                 113             309                 269
    Supply transportation                                100                  83             187                 161
       Total Volumes                                     229                 196             496                 430

    Transition gas sales                                  23                  24              49                  56




                                                                  Three Months                         Six Months
                                                                   Ended June 30,                    Ended June 30,
                                                         1995               1994            1995                1994
                                                                                   (In Millions)
SONAT MARKETING COMPANY

Gas Sales Revenues                                      $298                $219            $527                $448

Operating Income                                        $  2                $  2            $  4                $  6

                                                                                      (Billion Cubic Feet)
Gas Sales Volumes                                        176                 109             318                 209


CITRUS CORP.
                                                                                   (In Millions)
Equity in Earnings of
    Citrus Corp.                                        $  6                $  8            $ 13                $  8

                                                                                      (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                126                  77             219                 143
    Supply transportation                                  6                   4              14                   9
       Total Volumes                                     132                  81             233                 152


Quarter-to-Quarter Analysis

         Operating Income for the Natural Gas Transmission and Marketing segment increased 38 percent in the second quarter of 1995 compared with the second quarter of 1994 due to improved operating results at Southern discussed below.

         Southern Natural Gas - Operating results for the second quarter of 1995 were up primarily due to the sale of previously unsubscribed firm transportation capacity and lower operating expenses.

         Gas sales revenue and gas cost at Southern decreased 18 percent compared with the second quarter of 1994, reflecting lower gas prices (see Natural Gas Sales and Supply below). Market transportation and storage revenues decreased slightly in the 1995 period due to lower rates, partially offset by the sale of firm transportation capacity. Supply transportation increased 20 percent due to increased volumes under existing contracts at Sea Robin Pipeline Company and a new transportation contract at Southern. Other Revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs have been reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement. The adjustment did not impact operating income. Lower recovery rates for GSR cost billings during the 1995 period also reduced Other Revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs from 1994 levels.

         Operating  and  Maintenance   Expense  decreased  in  the  1995  period
reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring, which reduced Southern's staffing level. Depreciation and Amortization decreased in the 1995 period due to lower depreciation rates as a result of the Customer Settlement.

         Sonat Marketing - Sales volumes increased significantly due to expanding activities on non-affiliated pipelines. Operating income was level with the 1994 second quarter as the effect of higher sales volumes was offset by lower unit margins, reflecting the competitiveness of the business.

         Citrus - Equity in earnings of Citrus declined from $8 million to $6 million. 1995 results reflect the first full quarter of operations of the Phase III expansion. 1994 results include three months of earnings from the allowance for funds used during construction of the Phase III expansion. Throughput on the Florida Gas Pipeline system was up sharply, reflecting the Phase III expansion going in service on March 1, 1995.

Year-to-Date Analysis

         Operating income for the Natural Gas Transmission and Marketing segment increased 16 percent in the six-month period ended June 30, 1995, compared with last year due to improved operating results at Southern discussed below.

         Southern Natural Gas - Operating results for the six-month period were up primarily due to the sale of previously unsubscribed firm transportation capacity and lower operating expenses. The 1995 period also reflected the positive effect on revenue of a $6 million adjustment to reflect actual interruptible transportation revenue and cost recovery in the first year of post-Order No. 636 operations and the reduction of a take-or-pay liability. The 1994 period included a favorable $6 million reduction in fuel gas liability.

         Gas sales revenue and gas cost at Southern decreased significantly compared with the 1994 period as transition gas sales made from supply remaining under contract declined, reflecting lower sales volumes and prices (see Natural Gas Sales and Supply below). Market transportation and storage revenues increased two percent in the 1995 period due to the sale of firm transportation capacity, partially offset by lower rates. Supply transportation increased 30 percent due to increased volumes under existing contracts at Sea Robin Pipeline Company and a new transportation contract at Southern. Other revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs have been reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement. The adjustment did not impact operating income. Declining billings and lower recovery rates for GSR cost during the 1995 period also reduced Other Revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs from 1994 levels.

         Operating and Maintenance Expense decreased in the 1995 period, reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring, which reduced Southern's staffing levels. Depreciation and Amortization decreased in the 1995 period due to lower depreciation rates as a result of the Customer Settlement.

         Sonat Marketing - Sales volumes increased significantly due to expanding activities on non-affiliated pipelines. Operating income decreased compared with the 1994 period as the effect of higher sales volumes was offset by lower unit margins, reflecting the competitiveness of the business, and higher operating expenses.

         Citrus - Equity in earnings of Citrus were higher than in 1994 due principally to higher margins on a gas supply contract with one of its major customers that was restructured during the second quarter of 1994 and lower depreciation from an increase in the useful life of the pre-Phase III pipeline system, partially offset by lower earnings on the Phase III expansion project. 1995 results reflect the first four months of operation of the Phase III expansion. 1994 results include six months of allowance for funds used during construction of the Phase III expansion.

Transportation Contracts

         If the Customer Settlement (described in Note 5 of the Notes to Condensed Consolidated Financial Statements) becomes effective, Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company (collectively "Atlanta") will amend their firm transportation contracts for an aggregate of 682 million cubic feet per day, 582 million cubic feet of which currently expires on November 1, 1995, and 100 million cubic feet of which currently expires on June 30, 1997, to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day would remain under its current term to April 30, 2007. Also, if the Customer Settlement becomes effective, South Carolina Pipeline Corporation (SCPL) will amend its firm transportation contract for 28 million cubic feet per day, which currently expires on July 31, 1997, to extend its primary term for a period of three years beginning March 1, 1995. Such extension will be in addition to the remaining 160 million cubic feet per day of SCPL's firm transportation services that remain in effect under terms extending from 1997 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's largest market area is fully subscribed.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts of varying duration. Several of these customers have extended their contracts through October 31, 1995. These and other customers, including Atlanta, have advised Southern that if the Customer Settlement becomes effective, they will extend the sales agreements with them through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's   purchase   commitments  under  its  remaining  gas  supply
contracts for the remainder of 1995 and the years 1996 through 1999 are estimated as follows:

                                                                                                Estimated
                                                                                                 Purchase
                                                                                               Commitments
                                                                                            (In Millions)

         1995                                                                                   $19
         1996                                                                                    39
         1997                                                                                    40
         1998                                                                                    40
         1999                                                                                    36

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability, and future price) is known today with certainty. These estimates also exclude estimated purchase commitments under certain contracts with Exxon Corporation (Exxon) that will be terminated if the Customer Settlement becomes effective. If the Customer Settlement does not become effective and Southern were therefore required to perform these contracts, and further assuming that Exxon were to prevail in its lawsuit contesting the Company's termination of the Mississippi Canyon Contract, which litigation is described in Note 5 of the Notes to Condensed Consolidated Financial Statements, these estimates would increase by $85 million in 1995, $182 million in 1996, $91 million in 1997, $29 million in 1998, and $21 million in 1999. Of these amounts, $56 million in 1995, $126 million in 1996, and $49 million in 1997 is attributable to the Mississippi Canyon Contract. In addition, as part of its settlement with Exxon, which as noted is contingent on the effectiveness of the Customer Settlement, Southern and Exxon have agreed to terminate all their existing gas purchase contracts and to enter into two new gas purchase contracts having three-year terms and providing for market-based index prices (which would not constitute gas supply realignment (GSR) costs). Therefore, if the Customer Settlement becomes effective, these estimates could increase by $63 million in 1995, $114 million in 1996, and $117 million in 1997 to include these two new contracts with Exxon.

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

Citrus Corp.

         The operating results of the Florida Gas Phase III expansion project, combined with Florida Gas' Order No. 636 restructuring and resultant conversion to a SFV rate methodology and Citrus' successful renegotiation in 1994 of an unfavorable contract with one of its major customers, should result in stable revenues, earnings, and cash flow at Citrus. The results are expected to be at somewhat lower levels than in 1994 due to the completion of the Phase III expansion project and the resulting end of AFUDC recognition on the project.

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


                                                         Three Months                                 Six Months
                                                        Ended June 30,                              Ended June 30,
                                                1995                1994                  1995                  1994
                                                                          (In Millions)
Other Income - Equity in
    Earnings of Unconsolidated
    Affiliates
       Natural gas transmission
         and marketing                          $  9                $ 10                  $ 18                  $ 13
       Other                                       3                   2                     7                     3

                                                $ 12                $ 12                  $ 25                  $ 16

         Equity in Earnings of Unconsolidated Affiliates for the three-month period was level with that of last year. For the six-month period, Equity in Earnings of Unconsolidated Affiliates increased in 1995 primarily due to an increase in equity of Citrus (discussed earlier in the Natural Gas Transmission and Marketing section). Equity in earnings of Sonat Offshore, included in Other, increased from 1994 due to improved operating results in the U.S. Gulf of Mexico, the North Sea, and for the Polar Pioneer, partially offset by lower operating income in Mexico.

Other Income (Loss) - Other                    $(41)                $  2                 $(36)                  $  7

         The decrease in Other Income  (Expense) for the  three-month  period is due to a $31 million loss on the sale of oil and gas properties, and a $13 million loss on the sale of the Company's investment in Baker Hughes Incorporated convertible preferred stock.

         The decrease in Other Income (Expense) for the six-month period is due to the transactions mentioned above.

Interest
    Interest income                             $  3                $  2                  $  4                  $  3
    Interest expense                             (30)                (24)                  (58)                  (45)
    Interest capitalized                           2                   2                     3                     4
                                                $(25)               $(20)                 $(51)                 $(38)

         Interest expense increased for the three-month period due to increased debt levels, coupled with higher rates on floating rate debt. Also contributing to the increase in expense was increased interest on federal income taxes and higher revenue reserve balances. Slightly offsetting these expense increases was an increase in interest income due to higher GSR interest income.

         Interest expense increased for the six-month period primarily due to higher debt balances. Higher rates, revenue reserve balances, and increased accruals for federal income taxes also contributed to the increase.

Income Taxes                                    $  6                $ 11                  $ 16                  $ 30

         Income Taxes decreased for the three-month period due to lower pre-tax income.

         The decrease in Income Taxes for the six-month period resulted from a decrease in pre-tax income and a lower effective tax rate. The lower effective tax rate reflects a higher portion of earnings receiving tax preferential rates in the current period.

FINANCIAL CONDITION

CASH FLOWS

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                     1995                       1994
                                                                                                   (In Millions)

Operating Activities                                                                 $125                      $ 262

         Net cash provided by operating activities in 1995 was $137 million lower than in 1994. Increased outflows at Southern primarily related to gas supply realignment costs as well as lower cash from operations in 1995 at Sonat Exploration contributed to the decrease. Lower gas prices in 1995 and a gas prepayment received in 1994 resulted in the decrease in cash flow from operations at Sonat Exploration.

         The increase in deferred income taxes and the decrease in accrued income taxes is primarily due to the refund of GSR cost previously recovered from customers and the amount of GSR cost deductible for taxes. The increase in the loss on disposal of assets is due to $29 million loss on disposal of oil and gas properties at Sonat Exploration, and a $13 million loss on the sale of the Baker Hughes convertible preferred stock. The decrease in regulatory reserves is due to a $21 million refund made to customers for the overcollection of volumetric take-or-pay costs, and to lower rates billed to customers effective March 1, 1995, under the Customer Settlement. The $18 million decrease in natural gas purchase contract settlement costs reflects the completion of recoveries of take-or-pay costs in 1994. The $86 million change in gas supply realignment costs includes the $45 million payment for the Exxon settlement described earlier.

         An improvement in the timing of collection of receivables at Sonat Marketing as well as the election of some of Southern's customers to offset amounts they would have received under the provisions of the take-or-pay refund against amounts they owed Southern for Order No. 636 cost contributed to the favorable change in accounts receivable. The change in Other is attributable to transition costs deferred at Southern in 1995 versus revenue credits in 1994, and to terminations of long-term gas sales contracts referred to earlier.


Investing Activities                                                                $(66)                     $(368)

         Net cash used in investing activities decreased $302 million from 1994. The decrease was mainly attributable to the receipt of $167 million in proceeds from the sale of four million shares of Baker Hughes convertible preferred stock and to $51 million in proceeds from the sale of Sonat Exploration properties. Also contributing to the decrease was net advances made to Citrus in 1994 of

$168 million. Partially offsetting these decreases was an increase in capital expenditures of $79 million. (See Capital Expenditures below.)

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                     1995                       1994
                                                                                                   (In Millions)

Financing Activities                                                                $(62)                       $105

         Net cash from financing activities decreased $167 million primarily due to repayments of Sonat's floating rate facilities. Proceeds from the sale of the Baker Hughes stock were used in the repayments.

Capital Expenditures

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

         Exploration and Production                                                  $262                       $180
         Natural Gas Transmission and Marketing                                        18                         22
         Other                                                                          3                          2

         Total                                                                       $283                       $204

         The Company's share of capital expenditures by its unconsolidated affiliates was $78 million and $244 million in the first six months of 1995 and 1994, respectively.

Liquidity and Capital Resources

         At June 30, 1995, the Company had lines of credit and a revolving credit agreement with a total capacity of $1.05 billion. Of this, $680 million was unborrowed and available. The amount available under the lines of credit has been reduced by the amount of commercial paper outstanding of $70 million to reflect the Company's policy that credit line and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement. In 1993 Sonat filed a shelf registration with the Securities and Exchange Commission (SEC) for up to $500 million in debt securities. On June 12, 1995, Sonat issued $200 million of 6 7/8 Percent Notes under this shelf registration, leaving $300 million unissued. The proceeds from the sale of the Notes were used to repay floating rate debt. On June 15, 1995, Sonat monetized its investment of four million shares of Baker Hughes Incorporated convertible preferred stock for $167 million. Proceeds from the sale of this stock were used to repay floating rate debt. On July 26, 1995, the Company received net proceeds of $326 million after underwriters discounts and commissions for its remaining investment in Sonat Offshore Drilling (see Note 3 of the Notes to Condensed Consolidated Financial Statements). Proceeds from this transaction were used to repay floating rate debt. The Company's net cash flow from this transaction will be approximately $210 million. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued. Southern expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

         In 1994 the Board of Directors of the Company authorized the repurchase of up to two million shares of the Company's common stock. Purchases are being made from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization are expected to be reissued in connection with employee stock option and restricted stock programs. At June 30, 1995, 1,175,100 shares of common stock had been purchased under the program.

         Cash flow from operations and borrowings in the public or private markets provide the Company with the means to fund operations and currently planned investment and capital expenditures.

Capitalization Information

                                                                                 June 30,               December 31,
                                                                                   1995                     1994

         Debt to Capitalization                                                       46%                        46%
         Book Value Per Share                                                      $16.19                     $16.11

COMMODITY PRICE RISK MANAGEMENT

         Sonat Exploration and Sonat Marketing use natural gas futures contracts and options on gas futures and oil and gas price swap agreements to hedge the effects of spot-market price volatility on operating results.

         The Company's use of these instruments is implemented under a set of policies approved by the Board of Directors. These policies prohibit speculation, determine approval levels for each transaction, and set limits regarding volume relative to budgeted production or sales levels. All swap counterparties are approved by the Board, and volume limits are set for any single counterparty. Reports detailing each transaction are distributed to management. In addition, all hedge activities are internally reviewed to ensure compliance with all policies. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

                               PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits1

Exhibit
Number                                                           Exhibits
10*                                           Amendment effective April 27,
                                              1995 to the Executive Award
                                              Plan of Sonat Inc. (as amended
                                              and restated as of April 27,
                                              1995)

11*                                           Computation of Earnings per
                                              Share

12*                                           Computation of Ratio of Earnings
                                              to Fixed Charges

27 Financial Data Schedule for the period ended June 30, 1995, filed electronically with this Report


*  Filed with this Report

(b)  Reports on Form 8-K

  The Company filed a report on Form 8-K on June 6, 1995, reporting certain information, under Item 5, with respect to the press release announcing the Company's disposition of certain assets and securities.

  The Company filed a report on Form 8-K on June 12, 1995, reporting certain information, under Item 5, with respect to the issuance and sale by the Company of $200,000,000 aggregate principal amount of its 6-7/8% Notes due June 1, 2005, registered under Registration Statement on Form S-3 (No. 33-62166).


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




                                   SONAT INC.




Date:       August 11, 1995             By: /s/ James A. Rubright
                                                James A. Rubright
                                                Senior Vice President and
                                                General Counsel


Date:       August 11, 1995             By: /s/ Thomas W. Barker, Jr.
                                                Thomas W. Barker, Jr.
                                                Vice President-Finance and
                                                Treasurer