Form 10-Q
period 1995-09-30
SONAT INC
filed 1995-11-14
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------
Commission file number      1-7179

                                  SONAT INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            63-0647939
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

           AMSOUTH-SONAT TOWER
           BIRMINGHAM, ALABAMA                                    35203
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:                              (205) 325-3800


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

                         COMMON STOCK, $1.00 PAR VALUE:

               86,057,296 SHARES OUTSTANDING ON OCTOBER 31, 1995

                          SONAT INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                 Page No.


PART I.           Financial Information

                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets--
                                       September 30, 1995 and December 31, 1994                                   1

                                    Condensed Consolidated Statements of Income--
                                       Three Months and Nine Months Ended
                                       September 30, 1995 and 1994                                                2

                                    Condensed Consolidated Statements of Cash Flows--
                                       Nine Months Ended September 30, 1995 and 1994                              3

                                    Notes to Condensed Consolidated Financial
                                       Statements                                                                 4 - 12

                  Item 2.           Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations                                       13 - 28

PART II.          Other Information

                  Item 6.           Exhibits and Reports on Form 8-K                                             29


                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              SONAT INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                                September 30,            December 31,
                                                                                    1995                     1994
                                                                                             (In Thousands)
                                                           ASSETS
Current Assets:
    Cash and cash equivalents                                                      $   58,143                $    9,131
    Accounts and note receivable                                                      256,521                   279,553
    Inventories                                                                        26,116                    26,722
    Gas imbalance receivables                                                          17,116                    35,091
    Other                                                                              46,179                    36,344
                                                                                   ----------                   -------
       Total Current Assets                                                           404,075                   386,841
                                                                                   ----------                  --------
Investments in Unconsolidated Affiliates and Other                                    427,466                   704,308
                                                                                   ----------                  --------

Plant, Property and Equipment                                                       4,720,041                 4,741,296
    Less accumulated depreciation, depletion
       and amortization                                                             2,478,258                 2,497,691
                                                                                   ----------                ----------
                                                                                    2,241,783                 2,243,605
                                                                                   ----------                ----------
Deferred Charges:
    Gas supply realignment costs                                                      211,169                   160,850
    Other                                                                              52,407                    35,082
                                                                                   ----------                ----------
                                                                                      263,576                   195,932
                                                                                   ----------                ----------
                                                                                   $3,336,900                $3,530,686
                                                                                   ==========                ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Long-term debt due within one year                                             $   18,875                 $  19,250
    Unsecured notes                                                                   100,000                   200,000
    Accounts payable                                                                  199,302                   208,751
    Accrued income taxes                                                               41,689                    22,029
    Accrued interest                                                                   32,252                    36,825
    Gas imbalance payables                                                             24,252                    42,975
    Other                                                                              45,691                    40,371
                                                                                   ----------                ----------
       Total Current Liabilities                                                      462,061                   570,201
                                                                                   ----------                ----------
Long-Term Debt                                                                        771,258                   963,378
                                                                                   ----------                ----------

Deferred Credits and Other:
    Deferred income taxes                                                             211,368                   187,957
    Reserves for regulatory matters                                                   177,013                   183,343
    Other                                                                             213,633                   233,921
                                                                                   ----------                  --------
                                                                                      602,014                   605,221
                                                                                   ----------                  --------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other capital                                                    127,913                   129,563
    Retained earnings                                                               1,402,887                 1,287,339
                                                                                   ----------                -----------
                                                                                    1,530,800                 1,416,902
    Less treasury stock                                                               (29,233)                  (25,016)
                                                                                   ----------                ----------
       Total Stockholders' Equity                                                   1,501,567                 1,391,886
                                                                                   ----------                ----------

                                                                                   $3,336,900                $3,530,686
                                                                                   ==========                ==========



                            See accompanying notes.

                          SONAT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                 Three Months                          Nine Months
                                                              Ended September 30,                 Ended September 30,
                                                            1995               1994              1995               1994
                                                                      (In Thousands, Except Per-Share Amounts)

Revenues                                                    $514,047           $419,183         $1,425,672         $1,330,887
                                                            --------           --------         ----------         ----------

Costs and Expenses:
    Natural gas cost                                         289,053            198,370            741,795            592,659
    Transition cost recovery                                  32,259             22,656             40,665             93,105
    Operating and maintenance                                 46,263             51,217            134,676            145,866
    General and administrative                                34,517             31,472            101,017            101,333
    Depreciation, depletion
       and amortization                                       67,110             55,903            208,161            188,547
    Taxes, other than income                                   9,641             10,362             31,294             30,970
                                                            --------           --------         ----------         ----------
                                                             478,843            369,980          1,257,608          1,152,480
                                                            --------           --------         ----------         ----------

Operating Income                                              35,204             49,203            168,064            178,407

Other Income (Loss), Net:
    Equity in earnings of
       unconsolidated affiliates                              11,037             13,230             35,920             29,612
    Sale of subsidiary stock                                 188,012               -               188,012               -
    Other                                                        137              5,410            (35,587)            12,287
                                                            --------           --------         ----------         ----------
                                                             199,186             18,640            188,345             41,899
                                                            --------           --------         ----------         ----------

Interest:
    Interest income                                            1,929                936              5,617              4,049
    Interest expense                                         (25,074)           (24,665)           (83,476)           (69,726)
    Interest capitalized                                       1,534              1,466              4,973              5,037
                                                            --------           --------         ----------         ----------
                                                             (21,611)           (22,263)           (72,886)           (60,640)
                                                            --------           --------         ----------         ----------

Income before Income Taxes                                   212,779             45,580            283,523            159,666

Income Taxes                                                  82,259             10,288             98,045             40,223
                                                            --------           --------         ----------         ----------

Net Income                                                  $130,520           $ 35,292         $  185,478         $  119,443
                                                            ========           ========         ==========         ==========

Earnings Per Share of Common Stock                          $   1.51           $    .40         $     2.15         $     1.37
                                                            ========           ========         ==========         ==========

Weighted Average Shares Outstanding                           86,273             87,192             86,332             87,187

Dividends Paid Per Share                                    $    .27           $    .27         $      .81         $      .81
                                                            ========           ========         ==========         ==========










                                                See accompanying notes.

                          SONAT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Nine Months
                                                                                          Ended September 30,
                                                                                    1995                     1994
                                                                                            (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                    $   185,478               $   119,443
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                    208,161                   188,547
          Deferred income taxes                                                        34,094                    14,060
          Equity in earnings of unconsolidated
              affiliates, less distributions                                          (28,184)                  (21,298)
          Gain on sale of subsidiary stock and loss on
              disposal of assets, net                                                (147,807)                   (3,633)
          Reserves for regulatory matters                                              (6,330)                   48,377
          Gas supply realignment costs                                                (50,319)                   22,428
          Natural gas purchase contract settlement costs                               (1,328)                   18,360
          Change in:
              Accounts receivable                                                      23,057                   (26,774)
              Inventories                                                                 606                       777
              Accounts payable                                                         (9,448)                  (20,920)
              Accrued interest and income taxes, net                                   15,332                   (17,566)
              Other current assets and liabilities                                     (4,179)                   24,285
          Other                                                                       (58,018)                   27,052
                                                                                  -----------               -----------

              Net cash provided by operating activities                               161,115                   373,138
                                                                                  -----------               -----------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (357,441)                 (329,310)
    Net proceeds from sale of subsidiary stock and
       disposal of assets                                                             593,213                    18,206
    Advances to unconsolidated affiliates and other                                   (10,833)                 (265,377)
                                                                                  -----------               -----------

              Net cash provided by (used in)
                 investing activities                                                 224,939                  (576,481)
                                                                                  -----------               -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                        3,103,000                 3,391,000
    Payments of long-term debt                                                     (3,295,495)               (3,270,765)
    Changes in short-term borrowings                                                 (100,000)                  154,978
                                                                                  -----------               -----------
       Net changes in debt                                                           (292,495)                  275,213
    Dividends paid                                                                    (69,930)                  (70,606)
    Other                                                                              25,383                      (488)
                                                                                  -----------               -----------

              Net cash provided by (used in)
                 financing activities                                                (337,042)                  204,119
                                                                                  -----------               -----------

Net Increase in Cash and Cash Equivalents                                              49,012                       776

Cash and Cash Equivalents at Beginning of Period                                        9,131                    10,822
                                                                                  -----------               -----------

Cash and Cash Equivalents at End of Period                                        $    58,143               $    11,598
                                                                                  ===========               ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                          $    65,812               $    62,860
    Income taxes (refunds received), net                                               77,150                    35,607

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

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which will become effective for years beginning after December 15, 1995. The Company has not yet determined the effect of the new statement.

         Certain amounts in the 1994 condensed consolidated financial statements have been reclassified to conform with the 1995 presentation.

2.       Changes in Operations

         Sonat Marketing Company L.P. (Sonat Marketing) was formed in September 1995 and is jointly owned and operated by the Company and Atlanta Gas Light Company (Atlanta). Sonat's wholly owned subsidiary, Sonat Marketing Company, contributed all of its assets and liabilities except $32 million of accounts receivable, while Atlanta contributed $32 million in cash to the new venture. Atlanta, which owns 35 percent of the new entity, has certain rights to resell to the Company its interest in the new entity, including a right for five years to receive the greater of fair market value or a formula price. As a result, the pre-tax gain on the transaction of approximately $23 million has been deferred.

         In June 1995, the Company sold back to Baker Hughes Incorporated for $167 million the four million shares of Baker Hughes convertible preferred stock that Sonat received as partial consideration for its sale of Teleco Oilfield Services Inc. to Baker Hughes in 1992. The sale resulted in an $8 million loss after taxes, or $.09 per share.

3.       Derivative Financial Instruments

         At September 30, 1995, Sonat Exploration Company, the Company's wholly owned subsidiary, had three oil price swap agreements to exchange payments based on a total notional volume of 720,000 barrels, which represents approximately 71 percent of its remaining 1995 production. The average market price Sonat Exploration was paying was $18.21 per barrel and the average fixed price Sonat Exploration was receiving was $18.50 per barrel at September 30, 1995. These agreements, which are hedges of Sonat Exploration's production of oil reserves, are made for the purpose of reducing exposure to changes in spot-market prices on the amount of production covered in the agreement.

         At September 30, 1995, Sonat Marketing had a total of 47 natural gas price and basis swap agreements to exchange payments based on a total notional volume of 39,500,000 MMBtu of natural gas over periods ranging from one month to seven years. At September 30, 1995, the average price the Company was paying was $1.58 per MMBtu and the average price the Company was receiving was $1.55 per MMBtu. These agreements, which are hedges of Sonat Marketing's spot market natural gas transactions, are made for the purpose of locking in the margin on the related transactions.

         The Company's credit exposure on swaps is limited to the value of swaps that are in a favorable position to the Company. At September 30, 1995, the market value of the Company's fixed-price favorable swaps was $1.2 million. The net position of all fixed-price swaps, both favorable and unfavorable, was also $1.2 million favorable. The market value of the basis swaps is not material.

         At September 30, 1995, Sonat Marketing had a total of 644 net futures contracts open, with 2,661 purchase (long) contracts and 2,017 sales (short) contracts. At that date, the net market value of its contracts was favorable by $84,000.

4.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                               Three Months                       Nine Months
                                                            Ended September 30,               Ended September 30,
                                                           1995            1994              1995            1994
                                                                                   (In Thousands)

Company's Share of Reported Earnings (Loss):

    Exploration and Production                            $   140          $  (154)         $   475          $   157
                                                          =======          =======          =======          =======

    Natural Gas Transmission and Marketing:
       Citrus Corp.                                         7,290            9,771           19,475           17,455
       Amortization of Citrus basis
           difference                                         345              345            1,037            1,037
       Bear Creek Storage                                   2,385            2,158            7,307            6,653
       Other natural gas transmission
           and marketing affiliates                           (69)             (25)            (155)            (104)
                                                          -------          -------          -------          -------
                                                            9,951           12,249           27,664           25,041
                                                          -------          -------          -------          -------

    Other:
       Sonat Offshore Drilling                                606              822            6,735            3,383
       Other affiliates                                       340              313            1,046            1,031
                                                          -------          -------          -------          -------
                                                              946            1,135            7,781            4,414
                                                          -------          -------          -------          -------

                                                          $11,037          $13,230          $35,920          $29,612
                                                          =======          =======          =======          =======

         Natural Gas Transmission and Marketing Affiliates - Sonat owns 50 percent of Citrus Corp. (Citrus), the parent of Florida Gas Transmission Company. Southern Natural Gas Company (Southern), a wholly owned subsidiary of the Company, owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                               Three Months                      Nine Months
                                                            Ended September 30,              Ended September 30,
                                                          1995             1994             1995            1994
                                                                               (In Thousands)

Revenues                                                 $186,104         $136,917         $505,959         $374,786
Expenses (Income):
    Natural gas cost                                      102,930           87,946          272,480          240,243
    Operating expenses                                     34,432           29,089           97,893           84,098
    Depreciation and amortization                          11,651            9,517           31,248           29,060
    Allowance for funds used
      during construction                                 (12,144)         (34,648)         (32,441)         (70,690)
    Interest and other                                     25,471           13,309           73,327           35,310
    Income taxes                                            9,184           12,162           24,502           21,856
                                                         --------         --------         --------         --------

    Income Reported                                      $ 14,580         $ 19,542         $ 38,950         $ 34,909
                                                         ========         ========         ========         ========

         Allowance for funds used during construction decreased significantly due to Florida Gas' Phase III expansion going into service on March 1, 1995.

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                               Three Months                      Nine Months
                                                            Ended September 30,              Ended September 30,
                                                          1995             1994             1995            1994
                                                                               (In Thousands)

Revenues                                                 $8,885            $8,825           $27,113          $26,698
Expenses:
    Operating expenses                                    1,206             1,385             3,732            3,950
    Depreciation                                          1,350             1,350             4,049            4,050
    Other expenses, net                                   1,560             1,774             4,718            5,393
                                                         ------            ------           -------          -------

    Income Reported                                      $4,769            $4,316           $14,614          $13,305
                                                         ======            ======           =======          =======

         On October 31, 1995, Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21 million each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.

         Other Affiliate - In June 1993, the Company reduced its ownership of Sonat Offshore Drilling Inc., which provides offshore drilling services, from 100 percent to approximately 40 percent and subsequently has accounted for its investment on the equity method.

         In July 1995, the Company made a capital contribution of its remaining shares of Sonat Offshore common stock to Sonat Exploration. On July 26, 1995, Sonat Exploration sold in an underwritten public offering these shares of Sonat Offshore common stock. The net proceeds after underwriters' discounts and commissions were $326 million. The Company realized an after-tax gain of $110 million, or $1.27 per share on the transaction.

5.       Debt and Lines of Credit

         Long-Term Debt - During the first nine months of 1995, Sonat borrowed $2.9 billion and repaid $3.3 billion under its long-term revolving credit agreement, resulting in no amounts outstanding at September 30, 1995.

         On June 12, 1995, Sonat issued $200 million of 6 7/8 Percent Notes due June 1, 2005. The proceeds from the sale of the Notes were used to repay floating rate debt.

     Short-Term Debt - Loans outstanding under all short-term credit facilities are for a duration of less than three months.

         On July 30, 1995, Sonat's $300 million 364-day revolving credit agreement with several banks expired in accordance with the terms of the agreement and was not renewed. At September 30, 1995, Sonat had $100 million in commercial paper borrowings outstanding at a rate of 6.27 percent.

         On May 29, 1995, Sonat and Southern renewed their short-term lines of credit with several banks to provide for borrowings of $200 million and $50 million, respectively. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates. At September 30, 1995, no amounts were outstanding under either agreement.

6.       Commitments and Contingencies

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. 6. Commitments and Contingencies (Cont'd)

         Customer Settlement - In an order issued on September 29, 1995 (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. The Customer Settlement, which became effective on October 9, 1995, resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover gas supply realignment (GSR) and other transition costs associated with the implementation of Order No. 636 (described below). The Customer Settlement provides for reduced rates that became effective March 1, 1995, and a three-year rate moratorium on future rate increases by Southern. The Customer Settlement was supported by Southern, the FERC staff, customers representing approximately 95 percent of the firm transportation capacity on Southern's system, and other parties.

         Pursuant to the Customer Settlement, all issues in Southern's current and prior rate cases have been settled as to the supporting parties. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995 (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement on an interim basis effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. Southern's GSR costs are discussed below (see Order No. 636).

         The Settlement Order also included authorizations for Southern to construct approximately $27 million of additional facilities to improve its existing level of transportation service and to expand service to Atlanta Gas Light Company and South Carolina Pipeline Corporation and its affiliate under firm contracts with terms of at least three years.

         The  Customer   Settlement   has  been   contested  by  firm  customers
representing approximately five percent of Southern's firm contract demand and by certain interruptible customers.

     The Settlement Order permits the contesting parties to litigate the issue of the recovery of Southern's GSR and other Order No. 636 transition costs and to litigate various rate issues with respect to rate periods prior to March 1, 1995, with the results to be applied only to such parties. The Settlement Order decided the level of Southern's rates to contesting parties for the period beginning March 1, 1995, and ruled on numerous other rate issues for the pre-March 1, 1995, periods. These rulings included a reversal of a 1994 administrative law judge determination that Southern could not include in its rates any portion of the approximately $45 million cost of a pipeline that Southern constructed in 1992 to connect gas reserves developed by Exxon Corporation (Exxon) in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana. Certain of the contesting parties have sought rehearing of the Settlement Order by the FERC. After rehearing, the Settlement Order will be subject to appeal to the courts. Although there can be no assurances, the Company believes that rehearing of the Settlement Order should be denied by the FERC and that the Settlement Order should be upheld on any judicial appeal.

         In the fourth quarter of 1994, the Company recognized a $29 million charge associated with the Customer Settlement, which included anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million charge for a provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994.

     Sea Robin - Several of the shippers on the pipeline system of Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. Any reduction in Sea Robin's rates as a result of this complaint, however, could be implemented only on a prospective basis. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. Sea Robin is unable to predict the outcome of this proceeding.

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

     As of September 30, 1995, Southern had either paid or accrued $200 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. On February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement became effective upon the Customer Settlement becoming effective. Additionally, at September 30, 1995, Southern was a party to an agreement under which another high-cost contract price would be reduced in exchange for monthly payments having a present value of approximately $42 million. Southern entered into a payment agreement on October 20, 1995, with a financial institution, pursuant to which Southern made a one-time payment of $42.3 million to the institution, which agreed to make these monthly payments.

         In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of September 30, 1995, Southern had incurred $103 million in price differential costs.

         As described above, Southern's Customer Settlement resolves as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. Additionally, Southern will absorb an agreed-upon portion of its total GSR costs, an estimate of which was reflected in the provision for the Customer Settlement noted above.

         In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at September 30, 1995, to be approximately $349 million on a present-value basis.

         FERC Audit of Florida Gas - The FERC's Division of Audits (DOA) has nearly completed a compliance review of Florida Gas' books and records for the period January 1, 1991, through December 31, 1994. Among other things, the FERC auditors have proposed adjustments to the capitalization by Florida Gas of AFUDC during construction of its Phase III expansion facilities that, if made, would result in a charge to earnings of approximately $40 million after-tax. Florida Gas intends to file arguments as to why its accounting for such costs is proper and to request the dismissal of the audit exception by the DOA. If not dismissed, Florida Gas will request that resolution of this issue be deferred until its next regular rate case, which will be filed in late 1996. Management of Florida Gas has advised the Company that it believes that its method of capitalizing AFUDC on Phase III was proper and does not believe that the outcome of this matter will have a material adverse effect on Florida Gas' results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

                                         SONAT INC. AND SUBSIDIARIES
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

         Operating results for the Company's business segments are in the table below. The table also shows the effect of four unusual items recorded in 1995 that affect operating income and net income comparisons. The sale of properties and terminations of long-term gas sales contracts by Sonat Exploration and the sale of the Company's investment in Baker Hughes Incorporated Preferred Stock were recorded in the second quarter of 1995. The sale of the remaining investment in Sonat Offshore common stock by Sonat Exploration was recorded in the third quarter of 1995.

                                                            Three Months                        Nine Months
                                                         Ended September 30,                Ended September 30,
                                                        1995             1994              1995              1994
                                                                 (In Millions, Except Per-Share Amounts)
Operating Income (Loss):
    Exploration and production                          $ (3)            $ 16              $ 37             $  60
    Natural gas transmission
       and marketing                                      37               32               131               114
    Other                                                  1                1                -                 4
                                                        ----             ----             ----             -----

Operating Income                                          35               49               168               178

Less Unusual Items:
    Exploration and Production
       Termination of gas
           sales contracts                                 -                -                37                 -
                                                        ----             ----              ----             -----
Operating Income Excluding
    Unusual Items                                       $ 35             $ 49              $131             $ 178
                                                        ====             ====              ====             =====

Net Income As Reported                                  $131             $ 35              $185              $119
Less Unusual Items:
    Exploration and Production
       Termination of gas
           sales contracts                                 -                -                24                 -
       Property sales                                      -                -               (20)                -
       Sale of Offshore stock                            110                -               110                 -
    Other
       Sale of Baker Hughes Stock                          -                -                (8)                -
                                                        ----             ----              ----             -----

Net Income Excluding
    Unusual Items                                       $ 21             $ 35              $ 79             $ 119
                                                        ====             ====              ====             =====
Earnings Per Share of Common
    Stock Excluding Unusual
    Items                                               $.24             $.40             $.92             $1.37
                                                        ====             ====             ====             =====

EXPLORATION AND PRODUCTION

         The Company is engaged in the exploration for and the acquisition, development, and production of oil and natural gas in the United States through Sonat Exploration Company. Sonat Exploration's strategy is to acquire oil and gas properties with significant development potential. Proved reserves have grown to approximately 1.7 trillion cubic feet of natural gas equivalent at September 30, 1995, from 250 billion cubic feet of natural gas equivalent since implementing this strategy in 1988.

         Sonat Exploration intends to continue to acquire domestic oil and gas properties with significant development potential. During 1995, Sonat Exploration has acquired oil and gas interests and properties for a total of $169 million, which increased proved reserves by approximately 285 billion cubic feet of natural gas equivalent. Through these acquisitions, Sonat Exploration bolstered its position in north Louisiana and the Texas Panhandle area.

         Developmental drilling programs continue to be very successful. In the first nine months of 1995, Sonat Exploration completed 223 gross development wells. These drilling programs added net proved reserves of approximately 145 billion cubic feet of natural gas equivalent.

         In order to focus its exploration and production efforts and to minimize administrative and other costs, thus far during 1995 Sonat Exploration has disposed of certain non-strategic oil and gas interests for approximately $105 million in the states of Arkansas, Colorado, Louisiana, and Texas and offshore Louisiana. These sales, which included net proved reserves of approximately 190 Bcf of natural gas equivalent, were substantially all closed as of September 30, 1995. Sonat Exploration expects that it will continue to dispose of non-strategic oil and gas interests in the future.

         The decline in natural gas prices that began in 1994 has continued into 1995. As a consequence, Sonat Exploration's earnings and cash flow in the first nine months of 1995 have been adversely impacted. This decline in natural gas prices will continue to depress Sonat Explorations's earnings and cash flow in the fourth quarter.

         Total capital expenditures for Sonat Exploration are expected to approximate $380 million in 1995, which would be down slightly from 1994. Capital expenditures for 1995 are expected to include approximately $193 million for producing property acquisitions.

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

         Natural gas production is marketed primarily in the spot-market by Sonat Marketing Company L.P. (Sonat Marketing), a jointly owned subsidiary of the Company operating in the Natural Gas Transmission and Marketing Segment. Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production. (See Commodity Price Risk Management and Note 3 of the Notes to Condensed Consolidated Financial Statements.)

Exploration and Production Operations

                                                            Three Months                           Nine Months
                                                         Ended September 30,                   Ended September 30,
                                                       1995                 1994             1995               1994
                                                                               (In Millions)
Revenues:
    Sales to others                                     $31                 $ 42             $140               $110
    Intersegment sales                                   54                   64              163                210
                                                        ---                 ----             ----               ----
      Total Revenues                                     85                  106              303                320
                                                        ---                 ----             ----               ----

Costs and Expenses:
    Operating and maintenance                            15                   15               49                 46
    Exploration expense                                   3                    3                6                  8
    General and administrative                           13                   11               34                 36
    Depreciation, depletion and
      amortization                                       53                   56              163                154
    Taxes, other than income                              4                    5               14                 16
                                                        ---                 ----             ----               ----
                                                         88                   90              266                260
                                                        ---                 ----             ----               ----
      Operating Income (Loss)                           $(3)                $ 16             $ 37               $ 60
                                                        ===                 ====             ====               ====



Net Sales Volumes:
    Gas (Bcf)                                            45                   49              139                136
    Oil and condensate (MBbls)                          983                1,124            2,944              3,141
    Natural gas liquids (MBbls)                         302                  380            1,158                916
    ---------------------------                         ---                  ---            -----                ---

Average Sales Prices:
    Gas ($/Mcf)                                      $ 1.41               $ 1.71           $ 1.46             $ 1.92
    Oil and condensate ($/Bbl)                        17.78                16.97            17.48              15.71
    Natural gas liquids ($/Bbl)                        9.28                 8.53             8.82               8.77
    ---------------------------                        ----                 ----             ----               ----

Quarter-to-Quarter Analysis

         Sonat Exploration's operating income was down $19 million in the third quarter of 1995 as compared to the same period in 1994 primarily due to lower prices for natural gas and lower production.

         Natural gas prices declined 18 percent to an average of $1.41 per thousand cubic feet for the third quarter of 1995 compared to the same period in 1994. Oil and condensate prices improved from 1994, increasing five percent to $17.78 per barrel. Natural gas production volumes were down 8 percent from levels during the third quarter of 1994. The decline in production was due to several factors, including producing property sales, involuntary interruptions at two offshore production platforms, and a lower level of development drilling in response to lower natural gas prices.

         Operating and maintenance expenses remained flat while general and administrative expenses increased $2 million, primarily due to an increase in stock-based compensation.

Year-to-Date Analysis

         Operating income decreased from $60 million for the first nine months of 1994 to $37 million for the first nine months of 1995 due to lower prices for natural gas offset by higher oil prices and a slight increase in natural gas production.

         The average price for natural gas has averaged 24 percent lower year-to-date 1995 compared to the first nine months of 1994. Oil and condensate prices improved 11 percent to an average price of $17.48 per barrel in 1995. Production volumes for gas were higher in 1995 due to acquisitions.

         Operating and maintenance expenses were higher due to the acquisition of additional properties in early 1995. General and administrative expenses were slightly lower than 1994 due to reduced employee benefit costs and an overall effort to lower expenses. Depreciation, depletion and amortization increased from 1994 due to slightly higher production and a production mix that includes a greater percentage of oil production in the Company's Austin Chalk operations, which have higher rates.

NATURAL GAS TRANSMISSION AND MARKETING

         The Company participates in the natural gas transmission and marketing business through Southern Natural Gas Company, Citrus Corp. (a 50 percent-owned company), and Sonat Marketing (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

         Southern continues to pursue growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On April 26, 1995, Southern received authorization from the Federal Energy Regulatory Commission (FERC) to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, that will deliver natural gas to a group of new customers who have signed 10-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day. This project was placed in service November 1, 1995. Southern also sought approval in a filing with the FERC made on May 19, 1995, to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. If FERC approval is received, the in-service date is expected to be November 1996.

         In addition, on October 11, 1995, Southern received FERC approval for a production area expansion project with a capital cost of $15 million. Southern proposes to install 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on the east leg of its offshore Louisiana supply system through Toca by 140 million cubic feet per day. The FERC issued an initial determination on the proposed project, which will become final upon Southern's filing of 10-year firm transportation agreements for 100 percent of the increased capacity within 120 days from the initial determination. Southern presently is in discussion with potential customers regarding such commitments, although there is no assurance that such commitments will be obtained.

         Southern has also initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern is seeking requests for additional firm transportation services and for a new liquefied natural gas
(LNG) service. The facilities to provide the firm transportation service will be determined based on the service levels requested. The LNG service would be provided at the existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a subsidiary of Southern. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the firm transportation service is expected to be November 1997 and the in-service date for the LNG service is expected to be sometime in 1998. The open season for the firm transportation service ended on October 31, 1995, and requests for service are being evaluated. The open season for the LNG service will continue through November 17, 1995.

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

         Sonat Marketing's natural gas sales volumes have recently reached 2.4 billion cubic feet per day. Sonat Marketing is expanding its presence in Gulf Coast, Midwest, and Northeast markets. Sonat Marketing markets almost all of the natural gas production of Sonat Exploration that is not sold under pre-existing term dedications, and has responsibility for the execution of Sonat
Exploration's risk management program. Sonat Marketing is seeking other customers for a similar type of service.

         Sonat Energy Services Company, a subsidiary of Sonat and parent of one of the partners of Sonat Marketing, recently formed a new subsidiary, Sonat Power Marketing Inc., to market electric power. Sonat Power Marketing has received permission from the FERC to purchase and resell electricity at market-based rates. It will offer services in electricity similar to those offered by Sonat Marketing in natural gas.

         Sonat Marketing uses natural gas futures contracts and options on gas futures and oil and gas price swap agreements to hedge the effects of spot-market price volatility on operating results. An additional benefit of this hedging is that Sonat Marketing is able to offer fixed price contracts to its suppliers and customers. (See Commodity Price Risk Management and Note 3 of the Notes to Condensed Consolidated Financial Statements.)

         Florida Gas, a subsidiary of Citrus, placed its Phase III expansion project into service on March 1, 1995, increasing its system capacity by 530 million cubic feet per day to 1.5 billion cubic feet per day. As part of Phase III, Florida Gas contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system. Also in connection with this expansion, Florida Gas acquired an interest in an existing pipeline connected to its system in the Mobile Bay area that has been expanded to provide over 300 million cubic feet per day to Florida Gas.

         It has been announced that plans by other companies to build a competitive pipeline into peninsular Florida, which would have been known as the Sunshine Pipeline, had been abandoned at present. Florida Gas is currently planning a Phase IV expansion of its system that would add approximately 38 million cubic feet per day of capacity at an estimated cost of $32 million. Florida Gas has tentative commitments from two customers for almost all of the proposed capacity.

                                        NATURAL GAS TRANSMISSION AND MARKETING

                                                            Three Months                           Nine Months
                                                         Ended September 30,                   Ended September 30,
                                                         -------------------                   -------------------
                                                       1995                 1994          1995                  1994
                                                       ----                 ----          ----                  ----
                                                                               (In Millions)
Operating Income (Loss):
    Southern Natural Gas Company                        $ 37                $ 29            $128                $105
    Sonat Marketing Company                                1                   3               5                   9
    Other                                                 (1)                  -              (2)                  -
                                                        ----                ----            ----                ----

       Total Operating Income                           $ 37                $ 32            $131                $114
                                                        ====                ====            ====                ====


SOUTHERN NATURAL GAS COMPANY

Revenues:
    Gas sales                                           $ 45                $ 47            $139                $192
    Market transportation and
       storage                                            75                  63             244                 229
    Supply transportation                                 13                   8              39                  25
    Other                                                 46                  37              78                 138
                                                        ----                ----            ----                ----
       Total Revenues                                    179                 155             500                 584
                                                        ----                ----            ----                ----

Costs and Expenses:
    Natural gas cost                                      45                  47             137                 187
    Transition cost recovery                              32                  23              41                  93
    Operating and maintenance                             28                  34              78                  97
    General and administrative                            20                  18              61                  57
    Depreciation and amortization                         12                  (1)             40                  31
    Taxes, other than income                               5                   5              15                  14
                                                        ----                ----            ----                ----
                                                         142                 126             372                 479
                                                        ----                ----            ----                ----
       Operating Income                                 $ 37                $ 29            $128                $105
                                                        ====                ====            ====                ====

Equity in Earnings of
    Unconsolidated Affiliates                           $  2                $  2            $  7                $  7
                                                        ====                ====            ====                ====

                                                                              (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                                   1                   -               5                   -
    Market transportation                                143                 118             448                 402
                                                         ---                 ---             ---                 ---
       Total Market Throughput                           144                 118             453                 402
    Supply transportation                                101                  87             288                 249
                                                         ---                 ---             ---                 ---
       Total Volumes (1)                                 245                 205             741                 651
                                                         ===                 ===             ===                 ===

    Transition gas sales                                  21                  23              67                  80
                                                         ===                 ===             ===                 ===

(1) Volumes for the three months and nine months ended September 30, 1995, include 8 and 28 billion cubic feet of gas, respectively, associated with new subsidiaries of Southern which were not included in Southern's 1994 volumes. These companies were subsidiaries of Sonat Energy Services in 1994.

                                                            Three Months                           Nine Months
                                                         Ended September 30,                   Ended September 30,
                                                         -------------------                   -------------------
                                                       1995                 1994          1995                  1994
                                                       ----                 ----          ----                  ----
                                                                               (In Millions)
SONAT MARKETING COMPANY

Gas Sales Revenues                                      $318                $239            $845                $687
                                                        ====                ====            ====                ====

Operating Income                                        $  1                $  3            $  5                $  9
                                                        ====                ====            ====                ====

                                                                           (Billion Cubic Feet)
Gas Sales Volumes                                        201                 132             519                 341
                                                        ====                ====            ====                ====


CITRUS CORP.
                                                                               (In Millions)
Equity in Earnings of
    Citrus Corp.                                        $  8                $ 10            $ 21                $ 18
                                                        ====                ====            ====                ====

                                                                           (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                129                  81             348                 224
    Supply transportation                                  6                   6              20                  15
                                                        ----                ----            ----                ----
       Total Volumes                                     135                  87             368                 239
                                                        ====                ====            ====                ====


Quarter-to-Quarter Analysis

         Operating income for the Natural Gas Transmission and Marketing segment increased 16 percent in the third quarter of 1995 compared with the third quarter of 1994 due to the improved operating results at Southern discussed below.

         Southern Natural Gas - Operating results for the third quarter of 1995 were higher primarily due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity.

         Market transportation and storage revenues for 1994 include a $16 million adjustment relating to a retroactive reduction in certain depreciation rates. Supply transportation revenues increased 63 percent due to Southern's new transportation contract with Florida Gas and increased volumes under existing contracts at Sea Robin Pipeline Company. Other Revenue and Transition Cost Recovery increased due to an $18 million adjustment related to the Customer Settlement. This adjustment did not impact operating income.

         Operating and maintenance expense decreased 18 percent in the 1995 period reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring, which reduced Southern's staffing levels. General and administrative expense increased 11 percent in the 1995 period, primarily due to higher employee benefit expenses. Depreciation and amortization expense was higher in 1995 due to a $16 million retroactive reduction in depreciation rates in 1994.

         Sonat Marketing - Sales volumes increased significantly due to expanding activities on non-affiliated pipelines. Operating income was lower than 1994 third quarter as the effect of higher sales volumes did not entirely offset lower unit margins, reflecting the competitiveness of the business.

         Citrus - Equity in earnings of Citrus declined from $10 million to $8 million. 1995 results reflect the operations of the Phase III expansion project and the $3.7 million effect of an adjustment to AFUDC on Phase III, while 1994 results include AFUDC related to Phase III. Throughput on the Florida Gas Pipeline system was up sharply, reflecting the Phase III expansion going in service on March 1, 1995.

Year-to-Date Analysis

         Operating income for the Natural Gas Transmission and Marketing segment increased 15 percent in the nine-month period ended September 30, 1995, compared with the prior year due to the improved operating results at Southern discussed below.

         Southern Natural Gas - Operating results for the nine-month period were up primarily due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity. The 1995 period also reflected the positive effect on revenue of a $6 million adjustment to reflect actual interruptible transportation revenue and cost recovery in the first year of post-Order No. 636 operations and the reduction of a take-or-pay liability. The 1994 period included a favorable $6 million reduction in fuel gas liability.

         Market transportation and storage revenues for 1994 include a $16 million adjustment relating to a retroactive reduction in certain depreciation rates and the sale of firm transportation capacity. Supply transportation revenues increased 56 percent due to increased volumes under existing contracts at Sea Robin Pipeline Company and to Southern's new transportation contract with Florida Gas. Other Revenue and Transition Cost Recovery decreased due to declining billings and lower recovery rates for GSR costs during the 1995 period.

         Operating and Maintenance expense decreased 20 percent in the 1995 period, reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring. General and administrative expense increased 7 percent in the 1995 period, primarily due to higher employee benefit expenses. Depreciation and Amortization expense increased in the 1995 period due to the $16 million revenue reserve established in the 1994 period partially offset by lower depreciation rates as a result of the Customer Settlement.

         Sonat Marketing - Sales volumes increased significantly due to expanding activities on non-affiliated pipelines. Operating income decreased compared with the 1994 period as the effect of higher sales volumes was offset by lower unit margins, reflecting the competitiveness of the business.

         Citrus - Equity in earnings of Citrus were higher than in 1994 due principally to higher margins on a gas supply contract with one of its major customers that was restructured during the second quarter of 1994 and lower depreciation from an increase in the useful life of the pre-Phase III pipeline system, partially offset by lower earnings on the Phase III expansion project. 1995 results reflect the first seven months of operation of the Phase III expansion project and the $3.7 million effect of an adjustment to AFUDC on Phase III, while 1994 results include AFUDC related to Phase III.

Transportation Contracts

         Pursuant to the Customer Settlement (described in Note 6 of the Notes to Condensed Consolidated Financial Statements), Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, have amended their firm transportation contracts for an aggregate of 682 million cubic feet per day to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day will remain under its current term to April 30, 2007. Also pursuant to the Customer Settlement, South Carolina Pipeline Corporation (SCPL) has amended its firm transportation contract for 28 million cubic feet per day to extend its primary term for a period of three years beginning March 1, 1995. Such extension will be in addition to the remaining 160 million cubic feet per day of SCPL's firm transportation services that remain in effect under terms extending from 1997 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's largest market area is fully subscribed.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that are being extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's   purchase   commitments  under  its  remaining  gas  supply
contracts for the remainder of 1995 and the years 1996 through 1999 are estimated as follows:

                                                                 Estimated
                                                                  Purchase
                                                                Commitments
                                                               (In Millions)

         1995                                                       $ 30
         1996                                                        129
         1997                                                        127
         1998                                                         40
         1999                                                         36

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability, and future price) is known today with certainty. These estimates include two new contracts with Exxon with terms from November 1, 1995, to November 30, 1997, and provide for market-based index prices.

         See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding Southern's rate proceedings to recover its GSR costs.

Rate Matters

         The Customer Settlement resolves all outstanding rate and Order No. 636 transition cost recovery proceedings with respect to the supporting parties. The Customer Settlement will result in reducing Southern's filed rates to more competitive levels, will reduce somewhat reported revenues, and will reduce depreciation expense to approximately $40 million in 1995. Southern implemented reduced settlement rates for parties that support the Customer Settlement effective March 1, 1995. (See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)

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

         Florida Gas has terminated substantially all of its gas purchase contracts with a weighted average cost in excess of current spot-market prices for aggregate costs that are less than the $160 million maximum amount that it is entitled to recover from its customers pursuant to its 1993 restructuring settlement under Order No. 636.

         Citrus obtains its own financing independent of its parent companies. Debt financing by Citrus with outside parties generally is nonrecourse to its parent companies.

                                    --------------------------------------------


                                                      Three Months                              Nine Months
                                                   Ended September 30,                      Ended September 30,
                                                   -------------------                      -------------------
                                                1995                1994                  1995                  1994
                                                ----                ----                  ----                  ----
                                                                           (In Millions)
Other Income - Equity in
    Earnings of Unconsolidated
    Affiliates
       Natural gas transmission
          and marketing                          $10                 $12                  $ 28                   $25
       Other                                       1                   1                     8                     5
                                                 ---                 ---                  ----                   ---

                                                 $11                 $13                  $ 36                   $30
                                                 ===                 ===                  ====                   ===

         Equity in Earnings of Unconsolidated Affiliates for the three-month period was slightly lower than last year due to a decrease in equity of Citrus (discussed earlier in the Natural Gas Transmission and Marketing section).

         For the nine-month period, Equity in Earnings of Unconsolidated Affiliates increased in 1995 primarily due to an increase in equity of earnings of Citrus (discussed earlier in the Natural Gas Transmission and Marketing section) and Sonat Offshore. On July 26, 1995, the remaining investment in Sonat Offshore common stock was sold in an underwritten public offering. (See Note 4 of the Notes to Condensed Consolidated Financial Statements.)

Other Income - Other                             $ -                 $ 5                  $(36)                  $12

         For the three-month period, Other Income in 1994 includes a $3 million dividend on the Baker Hughes Incorporated preferred stock, which, due to the sale of this investment, will no longer be received. (See Note 2 of the Notes to Condensed Consolidated Financial Statement.) 1994 also includes the recognition of $2 million on gains from the sale of oil and gas properties.

         The decrease in Other Income for the nine-month period is due to losses of $29 million on the sale of oil and gas properties in 1995 versus gains of $3 million in 1994, and to a $13 million loss on the sale of the Company's investment in Baker Hughes Incorporated preferred stock in June 1995. In addition, the 1995 nine-month period reflects $6 million of dividends on the Baker Hughes stock versus $9 million in 1994, which, due to the sale of this investment, is no longer being received.

                                                      Three Months                              Nine Months
                                                   Ended September 30,                      Ended September 30,
                                                   -------------------                      -------------------
                                                1995                1994                  1995                  1994
                                                ----                ----                  ----                  ----
                                                                           (In Millions)

Interest
    Interest income                             $  2                $  1                  $  6                  $  4
    Interest expense                             (25)                (25)                  (84)                  (70)
    Interest capitalized                           1                   2                     5                     5
                                                ----                ----                  ----                  ----
                                                $(22)               $(22)                 $(73)                 $(61)
                                                ====                ====                  ====                  ====

         Net interest expense was level for the three-month period. A decrease in interest expense on debt from the lower debt levels following the monetization of the oilfield services assets was offset by increased interest expense on federal income taxes and higher average rates on debt.

         For the nine-month period interest expense increased due to higher debt levels and higher average rates, increased interest expense on federal income taxes, and higher revenue reserve balances.

Income Taxes                                    $ 82                $ 10                  $ 98                  $ 40

         Income taxes increased for the three and nine-month periods due to income taxes associated with the unusual items discussed earlier. Absent those unusual items, the effective tax rate was essentially flat for the three-month period, and decreased for the nine-month period due to a higher portion of earnings in the current period derived from items that receive tax preferential rates, including joint venture earnings.

FINANCIAL CONDITION

CASH FLOWS

                                                                                                Nine Months
                                                                                            Ended September 30,
                                                                                          1995                  1994
                                                                                                 (In Millions)

Operating Activities                                                                      $161                  $373

         Net cash provided by operating activities in 1995 was $212 million lower than in 1994 due to lower cash from operations at both Southern and Sonat Exploration. Southern's GSR expenditures were $73 million higher in 1995. Sonat Exploration's decrease in cash flow from operations was due to lower gas prices in 1995, a gas prepayment received in 1994, and a large 1995 third quarter tax payment related to the sale of the remaining shares of Sonat Offshore common stock.


                                                                                                Nine Months
                                                                                            Ended September 30,
                                                                                          1995                  1994
                                                                                                 (In Millions)

Investing Activities                                                                     $ 225                 $(576)

         Net cash from investing activities increased $801 million from 1994. The increase was attributable to the receipt of $326 million from the sale of the Company's remaining interest in Sonat Offshore stock, $167 million from the sale of four million shares of Baker Hughes convertible preferred stock, and $99 million in proceeds from the sale of Sonat Exploration properties. Also contributing to the increase were net advances made to Citrus in 1994 of $255 million. Partially offsetting the increase was an increase in capital expenditures of $28 million. (See Capital Expenditures below.)

Financing Activities                                                                     $(337)                $ 204

         Net cash used in financing activities increased $541 million primarily due to repayments under Sonat's floating rate facilities. Proceeds from the Sonat Offshore stock sale and the Baker Hughes stock sale were used in the repayments.

Capital Expenditures

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

         Exploration and Production                                                      $ 315                 $ 289
         Natural Gas Transmission and Marketing                                             38                    37
         Other                                                                               4                     3
                                                                                         -----                 -----

         Total                                                                           $ 357                 $ 329
                                                                                         =====                 =====

         The Company's share of capital expenditures by its unconsolidated affiliates was $100 million and $342 million in the first nine months of 1995 and 1994, respectively.

Liquidity and Capital Resources

         At September 30, 1995, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $650 million was unborrowed and available. The amount available under the lines of credit has been reduced by the amount of commercial paper outstanding of $100 million to reflect the Company's policy that credit line and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement.

         On July 26, 1995, Sonat Exploration received net proceeds of $326 million for its remaining investment in Sonat Offshore (see Note 4 of the Notes to Condensed Consolidated Financial Statements). The Company's after-tax net cash flow from this transaction will be approximately $210 million. Proceeds from this transaction were used to repay floating rate debt.

         In 1993 Sonat filed a shelf registration with the Securities and Exchange Commission (SEC) for up to $500 million in debt securities. On June 12, 1995, Sonat issued $200 million of 6 7/8 Percent Notes under this shelf registration, leaving $300 million unissued. The proceeds from the sale of the Notes were used to repay floating rate debt. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued. Sonat expects to continue to use cash from operations and borrowings on the public or private markets to finance its capital and other corporate expenditures.

         In October 1995, Southern monetized a GSR obligation for $42.3 million. Funds for this transaction were obtained by commercial paper borrowings and funds from operations.

         In October 1995 the Board of Directors of the Company extended the Company's stock repurchase program to April 30, 1997, and authorized the purchase of an additional one million shares of the Company's common stock. This brings the total number of shares authorized to approximately three million shares. Through October 31, 1995, the Company has purchased approximately 1.5 million shares and will continue to purchase shares from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization are expected to be reissued in connection with employee stock option and restricted stock programs.

         Cash flow from operations and borrowings in the public or private markets provide the Company with the means to fund operations and currently planned investment and capital expenditures.

Capitalization Information

                                                                        September 30,               December 31,
                                                                            1995                        1994

         Debt to Capitalization                                                 37%                        46%
         Book Value Per Share                                               $17.41                     $16.11

COMMODITY PRICE RISK MANAGEMENT

         Sonat Exploration and Sonat Marketing use natural gas futures contracts and options on gas futures and oil and gas price swap agreements to hedge the effects of spot-market price volatility on operating results.

         The Company's use of these instruments is implemented under a set of policies approved by the Board of Directors. These policies prohibit speculation, determine approval levels for each transaction, and set limits regarding volume relative to budgeted production or sales levels. All swap counterparties are approved by the Board, and volume limits are set for any single counterparty. Reports detailing each transaction are distributed to management. In addition, all hedge activities are internally reviewed to ensure compliance with all policies. (See Note 3 of the Notes to Condensed Consolidated Financial Statements.)

NEW ACCOUNTING PRONOUNCEMENT

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which will become effective for years beginning after December 15, 1995. The Company has not yet determined the effect of the new statement.

                                              PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (1)

Exhibit
Number                                               Exhibits

3(b)*                                       By-Laws of Sonat Inc. as amended and in effect October 26, 1995

10*                                         Amendatory  Agreement dated June 1, 1995, to Service  Agreement No. 904460, effective  November  1, 1994  between  Southern  Natural  Gas  Company  and
                                            Atlanta Gas Light Company

11*                                         Computation of Earnings per Share

12*                                         Computation of Ratio of Earnings to Fixed Charges

27*                                         Financial  Data  Schedule for the period ended  September 30,  1995,  filed electronically with this Report


*  Filed with this Report

(b)  Reports on Form 8-K

  The Company did not file any Report on Form 8-K during the quarter ended September 30, 1995.

     (1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10(cent) per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

                                          SONAT INC. AND SUBSIDIARIES




                                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                SONAT INC.



Date:      November 13, 1995               By:        /s/ James A. Rubright
       -------------------------                      --------------------------
                                                      James A. Rubright
                                                      Senior Vice President and
                                                      General Counsel




Date:      November 13, 1995               By:        /s/ Thomas W. Barker, Jr.
       -------------------------                      --------------------------
                                                      Thomas W. Barker, Jr.
                                                      Vice President-Finance and
                                                      Treasurer