Form 10-K405
period 1995-12-31
SONAT INC
filed 1996-03-21
CIK 92236

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM                       TO
                                   ---------------------    -------------------

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

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------- ----------------------------------------------
        Common Stock, $1.00 par value                 New York Stock Exchange, Inc.
                                                       Pacific Stock Exchange, Inc.

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

                        Yes  'X'                       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1996 -- $2,957,214,800.

                  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR
              VALUE, OUTSTANDING ON JANUARY 31, 1996 -- 86,121,785

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT DATED AS OF MARCH 13, 1996,
    ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SONAT INC.

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

   ITEM                                                                                  PAGE
----------                                                                              ------
PART I
Item 1.      Business.................................................................     I-1
               Exploration and Production.............................................     I-2
                  Consolidated Net Production.........................................     I-6
                  Consolidated Wells and Acreage......................................     I-6
                  Consolidated Exploratory and Development Wells......................     I-6
                  Competition and Current Business Conditions.........................     I-7
               Transmission and Storage of Natural Gas................................     I-7
                  Southern Natural Gas Company........................................     I-7
                    Order No. 636 Restructuring.......................................     I-8
                    Customer Settlement...............................................     I-8
                    Storage Fields....................................................    I-10
                    Markets -- Transportation and Sales...............................    I-10
                    Gas Supplies......................................................    I-12
                    Potential Royalty Claims..........................................    I-13
                    Sea Robin Pipeline Company........................................    I-13
                    Sonat Intrastate-Alabama Inc. ....................................    I-13
                    South Georgia Natural Gas Company.................................    I-13
                    Southern Energy Company...........................................    I-13
                  Citrus Corp.........................................................    I-14
                    Florida Gas Transmission Company..................................    I-14
                  Competition and Current Business Conditions.........................    I-15
               Natural Gas and Electric Power Marketing...............................    I-17
                  Sonat Energy Services Company.......................................    I-17
                    Sonat Marketing Company L.P. .....................................    I-17
                    Sonat Power Marketing Inc. .......................................    I-17
                    Sonat Power Inc. .................................................    I-17
                  Competition and Current Business Conditions.........................    I-18
               Governmental Regulation................................................    I-18
                  Exploration and Production..........................................    I-18
                  Transmission and Storage of Natural Gas.............................    I-18
                    Rate and Regulatory Proceedings...................................    I-19
               Environmental Matters..................................................    I-19
               Forward Looking Statements.............................................    I-19
Item 2.      Properties...............................................................    I-19
Item 3.      Legal Proceedings........................................................    I-20
Item 4.      Submission of Matters to a Vote of Security Holders......................    I-21
Executive Officers of the Registrant..................................................    I-21

   ITEM                                                                                  PAGE
----------                                                                              ------
PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder
               Matters................................................................   II-32
Item 6.      Selected Financial Data..................................................   II-41
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations..........................................................    II-2
Item 8.      Financial Statements and Supplementary Data..............................   II-17
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.............................................................   II-43
PART III
Item 10.     Directors and Executive Officers of the Registrant.......................   III-1
Item 11.     Executive Compensation...................................................   III-1
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........   III-1
Item 13.     Certain Relationships and Related Transactions...........................   III-1
PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..........    IV-1

                                     PART I

ITEM 1. BUSINESS

     Sonat Inc. ("Sonat") is a diversified energy holding company. It is engaged through Sonat Exploration Company ("Exploration") in domestic oil and natural gas exploration and production, through Southern Natural Gas Company ("Southern") and Citrus Corp. ("Citrus") in the transmission and storage of natural gas, and through Sonat Energy Services Company ("Energy Services") in natural gas and electric power marketing.

     Exploration, which is one of the largest independent natural gas producers in the United States, operates primarily in Texas, Oklahoma, Louisiana, Arkansas, and the Gulf of Mexico. Oil and gas exploration and production activities contributed approximately 12 percent of Sonat's consolidated operating income for 1995.

     Southern is a major transporter of natural gas to the southeastern United States. Its natural gas pipeline system extends primarily from gas producing areas of Texas and Louisiana, both onshore and offshore, to markets in a seven-state area of the Southeast. Sonat and Enron Corp., an unaffiliated company, each owns a one-half interest in Citrus, a holding company that owns 100 percent of Florida Gas Transmission Company ("Florida Gas"). Florida Gas is an interstate natural gas pipeline that serves electric generation, resale, and industrial markets in Florida. Natural gas transmission operations, excluding Citrus, contributed approximately 84 percent of Sonat's consolidated operating income for 1995. Sonat's share of Citrus' earnings are reflected in Equity in Earnings of Unconsolidated Affiliates.

     Energy Services' largest subsidiary, Sonat Marketing Company L.P. ("Marketing"), sells natural gas throughout much of the United States. Marketing is 65-percent owned by a subsidiary of Energy Services, with the remaining interest owned by a subsidiary of Atlanta Gas Light Company. It is responsible for the sale of most of Exploration's natural gas production and at year-end 1995 was the tenth largest natural gas marketer in the United States. In April 1995 Energy Services formed a new subsidiary, Sonat Power Marketing Inc. ("Power Marketing"), to market electric power. Energy marketing activities contributed approximately four percent of Sonat's consolidated operating income for 1995, inclusive of the minority interest.

     Sonat was incorporated under the laws of Delaware in 1973 in connection with a reorganization of Southern. At March 1, 1996, Sonat and its subsidiaries employed approximately 1,850 people.

     Sonat's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is
(205) 325-3800.

     Additional business information is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in Part II of this report, which are incorporated herein by reference. Reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in Part II of this report for further information with respect to the portions of Sonat's revenues, operating profit, and identifiable assets attributable to each of its business segments.

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

     The oil and gas properties of Exploration are principally located onshore in the Southern coastal states, in various states in the Southwest and Midwest, and in federal waters offshore Louisiana and Texas. As of December 31, 1995, Exploration had operations or properties in 13 states. Exploration had working interests in approximately 2.1 million gross acres or 1.4 million net acres onshore as of December 31, 1995. Of this onshore acreage, approximately 1.1 million gross or 600,000 net acres were producing oil or gas. In addition, as of such date, Exploration had a working interest in 53 federal offshore blocks in the Gulf of Mexico and one state offshore block, totaling approximately 200,000 gross acres or 100,000 net acres. Of these blocks, 45 were producing oil or gas.

     Beginning in 1988 Exploration implemented a strategy to acquire gas properties with significant development potential. As a result of this strategy, Exploration has increased its total proved reserves since that time from 250 billion cubic feet ("Bcf") of natural gas equivalent to approximately 1.8 trillion cubic feet of natural gas equivalent at the end of 1995. Approximately 85 percent of Exploration's proved reserves are natural gas.

     In 1995 Exploration continued its strategy of acquiring producing oil and gas properties with potential for additional reserves and production development. Exploration's acquisition strategy is to make investments in areas where it currently operates in order to take advantage of operating efficiencies and to expand the geographic scope of its operations in select regions where opportunities make it attractive to do so.

     During 1995 Exploration acquired approximately 350 Bcf of proved natural gas equivalent reserves in 59 separate transactions totaling $209 million, for an average acquisition cost of $.60 per thousand cubic feet equivalent. Through these acquisitions, Exploration increased its position in North Louisiana and the Texas Panhandle area.

     In July 1995 Exploration and Taurus Exploration U.S.A. Inc. ("Taurus"), a wholly owned subsidiary of Energen Corporation, entered into an agreement pursuant to which Taurus joined Exploration in its regular oil and gas reserve acquisition program through December 31, 1998. Taurus expects to invest $25 million to $50 million annually to acquire working interests up to a maximum of 40 percent of the working interest acquired by Exploration in property acquisitions made during this period. Development drilling on the acquired properties will involve additional investment by Taurus. Exploration will operate all properties acquired.

     Through March 1 Exploration has closed six acquisitions in 1996 for a total purchase price of approximately $34 million. Proved reserves added from these transactions are approximately 72 Bcf equivalent. The largest transaction was Exploration's acquisition for approximately $24 million of all the interests of Pennzoil Exploration and Production Company in five fields located in the Gulf of Mexico. Proved reserves from this acquisition are estimated at 46 Bcf equivalent. Pursuant to its arrangement with Taurus described above, Exploration will transfer a portion of the interests acquired from Pennzoil to Taurus in exchange for a proportionate share of the purchase price. Exploration will be the operator for all of the purchased properties.

     In 1995 Exploration continued its aggressive drilling program, participating in the drilling of 296 development wells, of which 97 percent were successful. Exploration also participated in the drilling of one exploratory well in 1995, which was successful. Of the total of 297 wells in which Exploration participated in drilling in 1995, it operated 180. Exploration increased net proved reserves during 1995 by approximately 269 Bcf of natural gas equivalent through drilling and producing operations.

     Exploration is also continuing to develop its substantial acreage position in the eastern extension of the Austin Chalk trend in Texas and Louisiana. As a part of its drilling program, Exploration participated in the drilling of 24 horizontal wells in this trend during 1995, all of which were successful.

     As of December 31, 1995, Exploration's net proved reserves totaled 44 million barrels of crude oil, condensate, and natural gas liquids and 1,506 Bcf of natural gas. As of December 31, 1994, Exploration's net proved reserves amounted to 32 million barrels of crude oil, condensate, and natural gas liquids and 1,367 Bcf of natural gas. For additional information concerning reserves, see Note 13 of the Notes to Consolidated Financial Statements in Part II of this report.

     Exploration's total exploration and production capital expenditures in 1995 were $416 million compared with $390 million in 1994. Exploration will continue to emphasize producing property acquisitions and development drilling in 1996, when capital spending is expected to be approximately $323 million. While maintaining an active program, Exploration has also continued its cost control and productivity improvement efforts.

     In order to focus its exploration and production efforts and to minimize operating and other costs, Exploration disposed of certain non-strategic oil and gas interests in 1995 in the states of Arkansas, Colorado, Louisiana, and Texas. These properties were sold for a total of approximately $105 million and included net proved reserves of approximately 189 Bcf natural gas equivalent. Exploration expects that it will continue to upgrade its asset base through disposal of non-strategic properties in the future.

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

     Exploration's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering, pollution, and fires, each of which could result in damage to or destruction of oil and gas wells, formations, production facilities, or properties or in personal injury. Sonat maintains broad insurance coverage on behalf of Exploration with respect to losses resulting from these operating hazards.

     See "Governmental Regulation -- Exploration and Production" below for information concerning the effect of various laws and governmental regulations on Exploration's operations.

     The following tables detail the gross lease acreage of both producing and non-producing onshore properties and offshore lease blocks in which Exploration had an interest at December 31, 1995. The following map generally depicts the areas in which Exploration had significant lease interests as of that date.

                           SONAT EXPLORATION COMPANY

                          ONSHORE GROSS LEASE ACREAGE

                         STATE                           PRODUCING     NON-PRODUCING       TOTAL
-------------------------------------------------------  ---------     -------------     ---------
Alabama................................................     84,634         38,998          123,632
Arkansas...............................................    293,307         34,299          327,606
Louisiana..............................................    137,186        626,615          763,801
Oklahoma...............................................    221,397         69,452          290,849
Texas..................................................    335,851        188,021          523,872
Other..................................................     26,041          2,901           28,942
                                                         ---------     -------------     ---------
       Total...........................................  1,098,416        960,286        2,058,702
                                                          ========     ===========        ========

                          OFFSHORE GROSS LEASE BLOCKS

                            AREA                              PRODUCING     NON-PRODUCING     TOTAL
------------------------------------------------------------  ---------     -------------     -----
Mustang Island..............................................       4               2             6
High Island.................................................       5               0             5
Sabine Pass.................................................       5               0             5
West Cameron(1).............................................      14               0            14
East Cameron................................................       9               2            11
Eugene Island(2)............................................       3               1             4
Ship Shoal..................................................       2               2             4
Main Pass...................................................       0               3             3
Mississippi Canyon(3).......................................       4               0             4
                                                              -------       -----------       ----
     Total..................................................      46              10            56
                                                              =======       ===========       ====

---------------

(1) Exploration has a 12.5 percent working interest below 9,500 feet in West Cameron 290, which is one of the 14 producing blocks. In one of the producing blocks, West Cameron 421, Exploration only has an overriding interest.
(2) In one of the producing blocks, Eugene Island 10, Exploration only has an overriding interest.
(3) Exploration is not a lessee of one of the four producing blocks (Mississippi Canyon 150), but this block has been unitized with the three producing lease blocks in the area in which Exploration has working interests.

                                    (MAP)

CONSOLIDATED NET PRODUCTION

     Exploration had interests in production from 2,929 producing wells onshore and 131 producing wells offshore as of December 31, 1995. Reference is made to the table in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report showing the consolidated net production (sales volumes) of oil and condensate, natural gas liquids, and natural gas for 1993 to 1995 and the average sales prices for those years (including transfers). The average production (lifting) costs per unit of oil and gas was $.38 in each of 1995, 1994, and 1993. The average production cost is calculated by converting all units of production to equivalent Mcf of gas using the relative energy content method.

     Exploration sells its crude oil production generally at posted prices, subject to adjustments for gravity and transportation. Exploration sells its natural gas primarily to Marketing at spot-market prices. Exploration also sells some of its gas under long-term contracts directly to pipelines, distribution companies, and end-users. Exploration sells natural gas liquids at market prices under monthly or long-term contracts. Sales of natural gas by Exploration to affiliates accounted for approximately 57 percent of Exploration's revenues in 1995 and 65 percent in 1994.

     During 1993 Marketing entered into agreements with Exploration pursuant to which Marketing purchases substantially all of Exploration's natural gas production that is not sold under pre-existing term dedications. The purchase prices for natural gas covered by these agreements is based on representative index prices agreed upon by Exploration and Marketing as representing the market value of the gas. Exploration uses derivative transactions, including natural gas futures contracts, options on natural gas futures contracts, and oil and gas price swap agreements, as hedges for its production to reduce the risks associated with spot-market price volatility. See Note 3 of the Notes to Consolidated Financial Statements contained in Part II of this report.

CONSOLIDATED WELLS AND ACREAGE

     The following table sets forth information concerning Exploration's consolidated working interests in oil and gas properties as of December 31, 1995.

                                               TOTAL NO. OF
                                                PRODUCTIVE                                     NO. OF
                                                   WELLS                                        WELLS
                                               -------------     DEVELOPED     UNDEVELOPED      BEING
                                               OIL      GAS        ACRES          ACRES        DRILLED
                                               ---     -----     ---------     -----------     -------
Gross........................................  360(1)  2,700(2)  1,292,357      1,007,424         98
Net..........................................  242     1,528       765,465        815,706         64

---------------

(1) One of these wells is a multiple completion.
(2) 203 of these wells are multiple completions.

CONSOLIDATED EXPLORATORY AND DEVELOPMENT WELLS

     The following table sets forth certain consolidated information regarding exploratory and development wells drilled during the years 1993 through 1995.

                                              NET EXPLORATORY                 NET DEVELOPMENT
                                               WELLS DRILLED                   WELLS DRILLED
                                          -----------------------       ----------------------------
                                          1993     1994      1995        1993       1994       1995
                                          ----     -----     ----       ------     ------     ------
Productive..............................  3.71         0     0.50       145.22     180.00     187.05
Dry.....................................  6.00     13.70        0        20.15      43.79       9.40

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

COMPETITION AND CURRENT BUSINESS CONDITIONS

     The oil and gas business is highly competitive in the search for and acquisition of additional reserves and in the marketing of oil and natural gas. Exploration's competitors include the major and intermediate size oil companies, independent oil and gas concerns, marketers, and individual producers or operators.

     Exploration's realized natural gas prices averaged $1.52 per thousand cubic feet in 1995, down from $1.83 in 1994. Oil and condensate prices were higher in 1995, averaging $17.61 per barrel versus $15.91 per barrel in 1994. Natural gas prices were depressed during most of 1995 as the 1994-95 winter season was mild and natural gas storage levels after the winter heating season were left much higher than the prior year. Natural gas prices rebounded sharply in late 1995, however, as winter weather caused local distribution companies to seek additional supplies of natural gas in order to preserve their storage supplies. In addition, natural gas drilling was down while demand was up from 1994 levels, thereby bringing supply and demand for natural gas closer into balance. Prices for natural gas began 1996 at levels significantly higher than during the same months in 1995 as cold winter weather created the need for additional gas supplies. Exploration hedged a substantial majority of its first quarter 1996 natural gas production at prices that were below the current spot market. Nevertheless, Exploration will realize a substantial increase in gas prices over the first quarter of 1995. A small portion of Exploration's natural gas production is hedged beyond the first quarter of 1996. Exploration is unable to predict price levels for oil or natural gas in 1996 or beyond, but if actual prices for 1996 continue at levels approximating the natural gas futures prices as of March 15, 1996, Exploration's profitability should improve in 1996 over 1995.

                    TRANSMISSION AND STORAGE OF NATURAL GAS

SOUTHERN NATURAL GAS COMPANY

     The principal business of Southern, which is a wholly owned subsidiary of Sonat, is the transmission of natural gas in interstate commerce. Southern, including its subsidiaries, owns 9,322 miles of interstate pipeline and 454 miles of intrastate pipeline. Its interstate pipeline system has a certificated daily delivery capacity of 2.4 billion cubic feet of natural gas. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern also has pipeline facilities offshore Texas connecting gas supplies to other pipelines that transport such gas to Southern's system. A map of Southern's pipeline system, including pipelines of its subsidiaries, as well as of the pipeline system of Florida Gas, appears on page I-16.

     Southern's interstate pipeline business is subject to regulation by the FERC, the U.S. Department of Energy's Economic Regulatory Administration (the "ERA"), and the U.S. Department of Transportation under the terms of the Natural Gas Policy Act of 1978 (the "NGPA"), the Natural Gas Act (the "NGA"), and various pipeline safety and environmental laws. See "Governmental Regulation--Transmission and Storage of Natural Gas" below for information concerning the regulation of natural gas transmission operations.

     Southern's business is subject to the usual operating risks associated with the transmission of natural gas through a pipeline system, which could result in property damage and personal injury. Southern has a comprehensive safety program to address these risks and has consistently ranked at or near the top of its industry peer group in safety performance. Sonat maintains broad insurance coverage on behalf of Southern insuring against financial loss resulting from these operating risks.

     Order No. 636 Restructuring. In 1992 the FERC issued its Order No. 636 (the "Order"), which required interstate natural gas pipeline companies, including Southern, South Georgia Natural Gas Company ("South Georgia"), a wholly owned interstate pipeline subsidiary of Southern, and Florida Gas, to make significant changes in the way they provide services. The Order required pipelines, among other things, to (1) separate (unbundle) their sales, transportation, and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer is entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight-fixed-variable method for rate design (which assigns more costs to the demand component of the rates than do other rate-design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorized pipelines to offer unbundled sales services at market-based rates and allowed for pregranted abandonment of some services. Various parties have appealed the Order to the Court of Appeals for the District of Columbia Circuit.

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

     As of December 31, 1995, Southern had either paid or accrued $263 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition to its GSR costs relating to termination or amendment of its remaining gas supply contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December 31, 1995, Southern had incurred $83 million in price differential costs.

     Beginning in December 1993 Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers had generally opposed its recovery of its GSR costs in these proceedings based on both eligibility and prudence grounds. These proceedings, which have all been consolidated, are in the early stages of discovery and Southern cannot predict their outcome at this time.

     Customer Settlement. In an order issued on September 29, 1995 (the "Settlement Order"), the FERC approved a comprehensive settlement (the "Customer Settlement") that Southern had filed on March 15, 1995. Several parties that opposed the Customer Settlement have filed with the FERC requests for rehearing of the Settlement Order. The FERC has not yet ruled on those rehearing petitions. The Customer Settlement resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The Customer Settlement was supported initially by Southern, the FERC staff, customers representing approximately 95 percent of the firm transportation capacity on Southern's system, and other parties.

     On November 20, 1995, Southern and one of the initial contesting parties to the Customer Settlement filed a settlement with the FERC pursuant to which that party became a supporting party to the Customer Settlement. The November 20 settlement, which was not opposed, was approved by the FERC on February 2, 1996. With that addition, the Customer Settlement is now supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system.

     The Customer Settlement resolves, as to the supporting parties, all issues in Southern's current and prior rate cases. These four major rate cases cover consecutive periods beginning September 1, 1989, January 1, 1991, September 1, 1992, and May 1, 1993, respectively. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995 (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998.

     The Settlement Order also included authorizations for Southern to construct approximately $27 million of additional facilities to improve its existing level of transportation service and to expand service to Atlanta Gas Light Company and South Carolina Pipeline Corporation and its affiliate under firm contracts with terms of at least three years.

     In addition to approving the Customer Settlement, the Settlement Order decided on the merits all cost of service (including rate of return and the recovery of costs associated with Southern's Mississippi Canyon pipeline), cost allocation, and rate design issues in Southern's current rate case for the period beginning May 1, 1993. These rulings included a reversal of a 1994 administrative law judge determination that Southern could not include in its rates any portion of the approximately $45 million cost of a pipeline that Southern constructed in 1992 to connect gas reserves developed by Exxon Corporation in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana. The Settlement Order also applied the merits determination concerning the recovery of Southern's Mississippi Canyon pipeline costs to the rate period beginning September 1, 1992. These determinations form the basis of FERC's approval of Southern's current rates to the contesting parties and refunds due them with respect to certain past rate periods. The contesting parties' requests for rehearing of the Settlement Order included challenges to many of the substantive rate determinations in the Settlement Order, such as the cost recovery of Southern's Mississippi Canyon pipeline, Southern's rate of return on equity, IT rate design, the appropriate IT and FT billing units used for designing rates, and the allocation of storage costs.

     Many of the other issues in the rate cases beginning September 1, 1989, January 1, 1991, and September 1, 1992, have previously been settled with the contesting parties. Thus, if the Customer Settlement and the rates determinations made in the Settlement Order are upheld on rehearing, there remains to be litigated, as to the contesting parties, the GSR cost recovery discussed below and only certain cost allocation and rate design issues, which would not be material even if such rate issues are determined adversely to Southern. The Customer Settlement continues to be contested by certain interruptible customers and firm customers representing approximately three percent of Southern's firm transportation capacity.

     The Settlement Order also permits the contesting parties to litigate the issue of the recovery of Southern's GSR and other Order No. 636 transition costs with the results to be applied only to such parties. The Settlement Order decided the level of Southern's rates to contesting parties for the period beginning March 1, 1995, and, as described above, ruled on numerous other rate issues for the pre-March 1, 1995, periods.

     In the event that the FERC on rehearing does not uphold the Customer Settlement and reverses or materially modifies its prior determinations of the substantive rate issues decided in the Settlement Order, then all parties would be permitted to challenge Southern's recovery of GSR and other transition costs and Southern's current rates would be affected by such ruling. In such event, Southern is unable to predict the outcome of any such transition costs recovery litigation or any modification of the FERC's prior rate determination, but the effect in the aggregate could be material.

     If the FERC denies the contesting parties' rehearing requests, the Settlement Order will be subject to appeal to the courts. Although there can be no assurances, Southern believes that rehearing of the Settlement Order, including the challenges to the rate determinations in that order, should be denied by the FERC and that the Settlement Order should be upheld on any judicial appeal.

     In accordance with the cost-sharing mechanism adopted in the Customer Settlement, pursuant to which Southern will absorb an agreed-upon portion of its total GSR costs, Southern is now at the level of GSR costs that requires it to absorb 50 percent of all additional GSR costs incurred. In the fourth quarter of 1994, Sonat recognized a $29 million charge associated with the Customer Settlement, which included anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million charge for a provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994. In the fourth quarter of 1995, Southern recognized an additional $11 million charge, reflecting expensed GSR costs not expected to be recovered from customers, based on its estimate of total GSR costs at December 31, 1995.

     The amount of GSR costs that Southern actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1995, to be approximately $366 million on a present-value basis.

     Storage Fields. Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. Based on operating experience, Southern had sought to have 21 Bcf of the certificated working storage capacity of Muldon reclassified to cushion gas, resulting in a certificated working storage capacity of 31 Bcf of gas. The FERC approved Southern's reclassification as part of the Customer Settlement. Southern agreed to review, in the fall of 1995 and 1996, the amount of storage at Muldon that had been reclassified to cushion gas and to report its conclusions to its customers. If, as a result of either review, Southern determines that additional working storage capacity may be made available to its customers, it must promptly offer such capacity to them. Otherwise, the reclassification of 21 Bcf of working storage gas to cushion gas at Muldon cannot be challenged until Southern files a new general rate case. In January 1996 Southern informed its customers that the results of its 1995 review supported the reclassification and that Southern proposed no adjustment to the total level of working storage gas at Muldon at this time.

     Bear Creek Storage Company ("Bear Creek"), an unincorporated joint venture between wholly owned subsidiaries of Southern and Tenneco Inc., each of which is a 50-percent participant, owns a large underground natural gas storage field located in Louisiana that is operated by Southern and provides storage service to Southern and Tennessee Gas Pipeline Company, a subsidiary of Tenneco Inc., and their customers. The Bear Creek Storage Field has a total certificated working storage capacity of 65 Bcf of gas, half of which is committed to Southern. At December 31, 1995, Bear Creek's gross facilities cost was $247,329,000, its net facilities cost was $159,348,000, and its participants' equity was $96,008,000. Southern had an investment in Bear Creek, including its equity in undistributed earnings, of $48,004,000 at December 31, 1995.

     Under the terms of Order No. 636, effective November 1, 1993, Southern commenced providing contract storage services as part of its unbundled and restructured services. Consequently, most of Southern's working storage capacity at Muldon and its half of Bear Creek are now used for such services.

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

     Transportation service is rendered by Southern for its distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. During 1995 Southern transported gas to nine gas distribution companies, to 113 municipal distributors and gas districts, to eight connecting interstate pipeline companies, and to 56 industrial end-users. The principal industries served directly by Southern's pipeline system and indirectly through its customers' distribution systems include the chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

     Transportation service is provided under rate schedules that are subject to FERC regulatory authority. Rates for transportation service depend on whether such service is on a firm or interruptible basis and the location of such service on Southern's pipeline system. Transportation rates for interruptible service (i.e., service of a lower priority than firm transportation) are charged for actual volumes transported. Firm transportation service also includes a reservation charge designed so that the customer pays for a significant portion of the service each month based on a transportation demand volume regardless of the actual volume transported. Rates for transportation service are discounted by Southern in individual instances to respond to competition in the markets it serves.

     Transportation volumes in 1995 for Southern and all of its subsidiaries were 1,016 Bcf, compared with transportation volumes in 1994 of 886 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1995 sales of 93 Bcf and 1994 sales of 103 Bcf. With the exception of eight Bcf of sales made by Sonat Intrastate-Alabama Inc. in 1995, the volumes associated with the 1995 and 1994 sales are not accounted for as sales volumes, but rather are included in transportation volumes because, as required by Order No. 636, all sales are now made at the receipt points where the gas enters Southern's pipeline system.

     Pursuant to the Customer Settlement, Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, have amended their firm transportation contracts for an aggregate of 682 million cubic feet per day to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day will remain under its current term to April 30, 2007. Also pursuant to the Customer Settlement, South Carolina Pipeline Corporation has amended one of its firm transportation contracts totaling 28 million cubic feet per day to extend its primary term for a period of three years beginning March 1, 1995. Such extension is in addition to the remaining 160 million cubic feet per day of South Carolina's firm transportation services that remain in effect under terms extending from 1999 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed.

     Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636 Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it ("take-or-pay" clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Pending the termination of these remaining supply contracts, Southern sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis. Subject to the cost-sharing mechanism in the Customer Settlement described above, Southern will recover in accordance with the Customer Settlement or, pending final approval of the Customer Settlement, will file to recover as a GSR cost pursuant to Order No. 636, the difference between the cost associated with the gas supply contracts and the revenue from the sale agreements and month-to-month sales as well as any cost previously incurred or to be incurred as a result of Order No. 636 to terminate or to reduce the price under Southern's remaining gas supply contracts.

     Transportation and sales by Southern, combined with sales by Marketing, to one distribution customer, Atlanta Gas Light Company and its subsidiary, Chattanooga Gas Company, accounted for approximately 11 percent of Sonat's 1995 consolidated revenues. Atlanta was the only customer that accounted for ten percent or more of Sonat's consolidated revenues for 1995.

     Southern continues to pursue growth opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. Most of the proposed 76 million cubic feet per day expansion is supported by long-term firm transportation agreements with four customers, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. See Item 3. Legal Proceedings below. This company has also opposed the system expansion application at the FERC. Southern cannot predict the outcome of this litigation or the FERC proceeding.

     In April 1995 Southern received authorization from the FERC to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, to deliver natural gas to a group of new customers who signed 10-year contracts for firm transportation volumes totaling approximately 14 million cubic feet per day. This $11 million project was placed in service November 1, 1995. Southern also received approval from the FERC on December 5, 1995, to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. The in-service date of this $13 million expansion project is expected to be November 1996.

     In addition, in October 1995 Southern received FERC approval for a production area expansion project with a capital cost of $15 million. Southern plans to install 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on its offshore Louisiana supply system through Toca by 140 million cubic feet per day. This expansion, which is supported by a 10-year firm transportation agreement with Shell Offshore Inc., is expected to be in service in early 1997.

     In early 1995 Southern initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern sought requests for additional firm transportation services. Southern received requests for additional firm transportation services in its largest market area totaling approximately 35 million cubic feet per day. Southern is studying the economic feasibility of an expansion of its system to serve these requests and anticipates that it will file an application for authorization to construct and operate the necessary facilities later this year. If FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997.

     For additional information regarding Southern's transportation and sales of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

     Gas Supplies. During 1995 Southern reduced the number of its existing long-term gas supply contracts from 31 to 15. As a result of the prohibition in Order No. 636 against interstate pipelines providing bundled merchant services, Southern does not anticipate at this time that it will enter into new gas purchase contracts in order to continue to provide a merchant sales service. Except for the sales of its remaining gas supply described above, Southern's participation in gas supply activities will be limited to the purchase and sale of minimal volumes of gas from time to time as may be required for system management purposes, and activities related to the attachment of new gas supplies to its system so that the shippers on Southern's system will have the opportunity to purchase those supplies in order to meet their requirements.

     Potential Royalty Claims. In connection with certain of its settlements of take-or-pay claims made by producers during the 1980s, Southern indemnified the producers against various potential claims related to the settlement that might be made by royalty owners. Southern has thus far been notified by several producers of potential royalty claims under the indemnity provisions of various settlement agreements. The claims for which Southern may have to indemnify these producers have been asserted by both private lessors with respect to onshore leases and the MMS with respect to federal offshore and Indian leases. Southern has spent approximately $1.2 million to date in settlement of claims of this type. Under the terms of a 1988 take-or-pay recovery settlement with Southern's customers, Southern is entitled to seek recovery of a portion of such costs related to federal offshore or Indian leases under the FERC's Order No. 500 cost-sharing procedures. The customers are entitled, however, to challenge any effort by Southern to recover those costs. Southern is unable to state whether any additional royalty claims based on Southern's indemnification provisions in its take-or-pay settlements will be asserted or to predict the outcome of any such claims or resulting litigation or of Southern's efforts to recover from its customers any amounts it may pay, but believes that these claims will not have a material adverse effect on Southern's financial condition or results of operations.

     Sea Robin Pipeline Company. Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns and operates a 438-mile pipeline system located in the Gulf of Mexico through which it gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to five downstream transmission pipelines. See the system map on page I-16. Sea Robin is a transportation-only pipeline that has restructured in compliance with FERC Order No. 636. Sea Robin transported approximately 302 Bcf of natural gas in 1995 compared to 282 Bcf in 1994. These Sea Robin volumes are included within the Southern transportation volumes discussed earlier.

     In January 1995 Sea Robin filed with the FERC a petition for a declaratory order that its pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling is pending before the FERC. In addition to their protests in the gathering proceeding, several of the shippers on Sea Robin's pipeline system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the NGA claiming that Sea Robin's rates are unjust and unreasonable and should be reduced. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. Any reduction in Sea Robin's rates as a result of this complaint could be implemented only on a prospective basis. Sea Robin is unable to predict the outcome of either of these proceedings.

     Sonat Intrastate-Alabama Inc. Sonat Intrastate-Alabama Inc. ("SIA"), a wholly owned subsidiary of Southern, owns a 454-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. See the system map on page I-16. SIA's throughput in 1995 was approximately 28 Bcf compared to 38 Bcf in 1994.

     South Georgia Natural Gas Company. South Georgia, a wholly owned subsidiary of Southern, owns and operates a 909-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-16. As described above, South Georgia has restructured pursuant to Order No. 636 and is a transportation-only pipeline. South Georgia transported approximately 38 Bcf of natural gas in 1995 compared to 34 Bcf in 1994. These South Georgia volumes are included within the Southern transportation volumes discussed earlier.

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

     During 1995 Southern Energy conducted an open season seeking requests from customers for a new LNG service that would be provided through its LNG facilities in Savannah. Southern Energy is evaluating the requests received from potential customers during the open season to determine whether it is economically feasible to reactivate its LNG facilities. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the LNG service is expected to be in 1998.

CITRUS CORP.

     Sonat owns one-half of the stock of Citrus, which owns all of the stock of Florida Gas and Citrus Trading Corp., a natural gas marketing company that began selling natural gas to Florida Power & Light Company during 1990 under a 15-year contract for up to 125 Bcf annually. During 1994 Citrus successfully negotiated a restructuring of the pricing terms under this contract.

     Florida Gas Transmission Company. Florida Gas, like Southern, is an interstate natural gas transmission company. It is operated by a subsidiary of Enron Corp., an unaffiliated company, which owns the other 50 percent of Citrus. Florida Gas' approximately 4,500-mile pipeline system extends from south Texas to a point near Miami, Florida, with a certificated daily delivery capacity of
1.5 billion cubic feet per day. See the map on page I-16. Florida Gas is the primary pipeline transporter of natural gas in the state of Florida and the sole pipeline transporter to peninsular Florida. In 1995 Florida Gas transported 487 Bcf of natural gas, compared to 325 Bcf in 1994.

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

     Florida Gas placed in service on March 1, 1995, a project known as the Phase III expansion, which increased its system capacity by 530 million cubic feet of gas per day to its current total of 1.5 Bcf per day. The project is fully subscribed by 31 customers under long-term service agreements, with over 60 percent of the capacity dedicated to the growing electric generation market in Florida. As part of Phase III, Florida Gas contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system. Also in connection with the expansion, Florida Gas acquired a 20-percent interest in an existing pipeline in the Mobile Bay area that has been expanded by over 300,000 Mcf per day and connected to Florida Gas' pipeline system.

     Primarily as a result of the delays and increased construction costs associated with weather and environmental problems, the $1 billion cost of the Phase III expansion project was more than the originally estimated cost of $900 million. While Florida Gas believes that all of the costs of the Phase III expansion were prudently incurred, Florida Gas' customers have the right under general rate-making principles to challenge any of these costs as imprudently incurred.

     The FERC's Division of Audits has completed a compliance review of Florida Gas' books and records for the period January 1, 1991, through December 31, 1994. Among other things, the FERC auditors have proposed adjustments to the capitalization by Florida Gas of Allowance for Funds Used During Construction ("AFUDC") during construction of its Phase III expansion facilities that, if made, would result in a reduction of earnings by Florida Gas of approximately $44 million after-tax. Management of Florida Gas has advised Sonat that it believes that its method of capitalizing AFUDC on Phase III was proper; however, the final outcome of this matter cannot be determined.

     At December 31, 1995, Citrus' gross pipeline and facilities cost was $2,797,051,000 and its net cost was $2,401,847,000. Sonat had an investment in Citrus, including its equity in undistributed earnings, of $319,896,000 at December 31, 1995. For additional information regarding Citrus, see Management's

Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report, and the Consolidated Financial Statements of Citrus contained in Part IV of this report.

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

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in Southern and Florida Gas' markets is the ability of natural gas to compete with alternate fuels. Residual fuel oil, the principal competitive alternate fuel in Southern and Florida Gas' market area, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern. Southern's two largest customers are both able to obtain a portion of their natural gas requirements through transportation by other pipelines.

     FERC's Order No. 636 mandates a rate design, known as straight-fixed-variable ("SFV"), that is designed to allow pipelines to recover substantially all fixed costs, a return on equity, and income taxes in the capacity reservation component of their rates. The firm transportation customers of Southern and Florida Gas (with the exception of certain small customers) must pay these reservation charges regardless of the volumes shipped. Accordingly, the SFV rate design should result in greater stability in the revenues, earnings, and cash flows of interstate pipelines, including Southern and Florida Gas, for the foreseeable future when compared to what was experienced prior to 1994. This is particularly true at Florida Gas, which faces intense competition in the Florida market from residual fuel oil that affects the volumes of gas it transports.

                                    (MAP)

                    NATURAL GAS AND ELECTRIC POWER MARKETING

SONAT ENERGY SERVICES COMPANY

     Energy Services, which is a wholly owned subsidiary of Sonat, acts as a holding company for three of Sonat's largely non-FERC-regulated companies engaged in unregulated natural gas marketing, electric power marketing, and power generation.

     Sonat Marketing Company L.P. Marketing is 65-percent owned by a wholly owned subsidiary of Energy Services, with the remaining interest owned by a wholly owned subsidiary of Atlanta Gas Light Company. Marketing's principal offices are in Birmingham, Alabama and Houston, Texas. It also has regional offices in Tyler, Texas and Oklahoma City, Oklahoma. It purchases natural gas from gas producers, interstate pipelines, and other marketing companies and resells the gas to industrial and commercial users, gas distribution companies, gas pipelines, and other marketing companies throughout the Gulf Coast, Southeast, Midwest, and Northeast United States. Marketing also offers a variety of risk-management, transportation, and storage services to its customers.

     Marketing continues to expand its natural gas marketing business. During 1995 Marketing sold 722 Bcf of natural gas compared to 1994 sales of 482 Bcf, which represented a 50-percent increase. Marketing's average daily sales volumes reached 2.3 Bcf of natural gas per day at the end of 1995 versus 1.6 Bcf per day at the end of 1994, making it the tenth largest natural gas marketer in the country. Much of this growth occurred in the Northeast and Midwest. These market areas now account for approximately 60 percent of Marketing's sales. Marketing is continuing its efforts to expand in these and other areas.

     Marketing purchases at index-based prices all of the natural gas production of Exploration that is not sold under pre-existing term dedications. Marketing remarkets this gas as part of its marketing operations. Marketing executes Exploration's risk management program as agent for Exploration.

     Sonat Power Marketing Inc. Sonat Power Marketing Inc. ("Power Marketing"), a wholly owned subsidiary of Energy Services, was formed in April 1995 to market electric power. Significant changes are under way in the electric industry that create new opportunities. The FERC has initiated, and more than half of the states are considering, regulatory changes to promote competition and give purchasers of electricity choices other than their traditional utilities, similar to the unbundling that occurred in natural gas with Order No. 636. Power Marketing was created to take advantage of these opportunities. Sonat and Atlanta Gas Light Company are engaged in discussions regarding the acquisition by Atlanta Gas Light of a 35-percent interest in Power Marketing.

     Power Marketing received its authorization to purchase and sell power in the wholesale electric power market at market-based rates from the FERC in August 1995. It began buying and selling power in November 1995. Power Marketing has entered into enabling agreements for purchases, sales, or transmission of power with more than 100 investor-owned utilities, municipal systems, and rural electric cooperative members. These agreements allow the companies to enter into power transactions on an hourly, daily, monthly, or yearly basis. Power Marketing is still building its staff and developing the infrastructure necessary for increased volumes of electricity trading. It is focusing its activities on increasing its wholesale business as retail opportunities are limited until regulatory changes are made. Power Marketing is also concentrating on leveraging relationships already established by Marketing. Its goal is to achieve an average trading volume of 500 megawatts per hour by the end of 1996.

     Sonat Power Inc. Sonat Power Inc. is a wholly owned subsidiary of Energy Services. In June 1992 Sonat and The AES Corporation announced the formation of a 50-50 joint venture, AES/Sonat Power, L.L.C., that will construct, own, and operate natural gas-fueled independent power and cogeneration plants in the United States, Canada, and Mexico. In January 1994 Pacific Gas and Electric Company announced that it would sign a contract with AES Pacific, Inc., an affiliate of AES/Sonat Power, to purchase power from a 221-megawatt natural gas-fueled power plant to be constructed in San Francisco. If this project goes forward, a subsidiary of The AES Corporation would construct and operate the plant. Energy Services is assisting in the negotiation of the gas supply and transportation contracts needed in connection with the project. The plant is currently planned to be completed by early 1999 and would require an equity investment from Sonat in the range of approximately $10-15 million.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     Competition in the gas marketing and power marketing businesses is intense and is expected to remain so due to the large number of industry participants, although 1995 evidenced a growing trend toward consolidation in the gas marketing industry.

     Marketing's operating income declined in 1995 as a result of lower margins due to increases in competitive pressure, a low gas price environment, and low price volatility. Market conditions have been much better thus far in 1996, with higher gas prices and greater price volatility creating greater profit opportunities for marketers. There is no assurance that current favorable market conditions will continue for the remainder of 1996.

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

     The transportation rates charged by Sonat Texas Gathering Company, a wholly owned subsidiary of Exploration, on a small gathering system in South Texas that it operates, are regulated by the Texas Railroad Commission.

TRANSMISSION AND STORAGE OF NATURAL GAS

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

     The FERC also has authority to regulate the transportation of natural gas in interstate commerce and the sale of natural gas in interstate commerce for resale. Although the FERC still retains jurisdiction over their resale rates, following the implementation of Order No. 636, Southern, Florida Gas, and other interstate pipeline companies are now permitted to charge market-based rates for gas sold in interstate commerce for resale. Gas sold by Marketing and other marketing companies is not regulated by the FERC. Transportation rates of interstate pipeline companies remain fully regulated. The maximum transportation rates for gas delivered by SIA into interstate commerce are also regulated by the FERC. As necessary, Southern, its transmission subsidiaries, and Florida Gas file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" below.

     Regulation of the importation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this import jurisdiction to the FERC and the ERA.

     Southern, its natural gas transmission subsidiaries, including SIA, and Florida Gas are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Southern, its operating subsidiaries, and Florida Gas have a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $8 million in 1995 compared to $13 million in 1994. Southern anticipates that such expenditures will be approximately $11 million in 1996.

     Rate and Regulatory Proceedings. Various matters pending before the FERC, or before the courts on appeal from the FERC, relating to, or that could affect, Sonat or one or more of its subsidiaries are described in Part II of this report in Note 9 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Rate Matters," which are incorporated herein by reference. As described in Note 9, several general rate changes have been implemented by Southern and remain subject to refund and Southern filed with the FERC on March 15, 1995, a Customer Settlement (described above), which was approved by the FERC in a Settlement Order issued September 29, 1995 (described above), that would resolve all outstanding rate and GSR cost recovery proceedings as to supporting customers.

                             ENVIRONMENTAL MATTERS

     Various environmental matters relating to, or that could affect, Sonat or one or more of its subsidiaries are described in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Issues," which is incorporated herein by reference.

                           FORWARD LOOKING STATEMENTS

     This report, including the information incorporated by reference herein, contains forward looking statements regarding Sonat's future plans, objectives, and expected performance. These statements are based on assumptions that Sonat believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause Sonat to alter its plans, the timing and results of oil and gas drilling and acquisition programs, which determine production levels and reserves, the results of Sonat's hedging activities, and the success of management's cost reduction activities. Realization of Sonat's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Sonat's businesses, and changes in general economic conditions and the state of domestic capital markets.

ITEM 2. PROPERTIES

     A description of Sonat's and its subsidiaries' principal properties is included under Item 1. Business above and is hereby incorporated by reference herein.

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

     Alabama-Tennessee Natural Gas Company v. Southern Natural Gas Company and City of Huntsville was filed in February 1996 in state court in Jefferson County, Alabama. In this lawsuit, Alabama-Tennessee Natural Gas Company, which currently provides natural gas transportation service to the city of Huntsville, Alabama, is seeking to have a 20-year service agreement Southern entered into with Huntsville to provide 40 million cubic feet per day of firm transportation service set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. The service agreement with Huntsville supports a proposed 76 million cubic feet per day, $53 million expansion project for which Southern has filed an application seeking FERC approval. Management believes that Southern's service agreement with Huntsville is exempt from the Alabama competitive bid laws and Huntsville has previously requested and obtained an opinion of the Attorney General of Alabama to such effect. Management, however, is unable to predict the outcome of this litigation.

     A. L. Briggs, et al. v. Sonat Exploration Company, et al. was filed in October 1995 in state court in Panola County, Texas against Exploration and its wholly owned subsidiary, Stateline Gas Gathering Company, by nine royalty interest owners ("Plaintiffs"). The petition challenges the appropriateness of certain post-production charges (e.g., gathering, transportation, compression, and marketing) that had been deducted from Plaintiffs' proportionate share of the amount Exploration has realized upon the sale of gas attributable to their royalty interests and alleges numerous violations of law. Relief sought by Plaintiffs includes actual damages, damages under the Deceptive Trade Practices Act, exemplary damages, declaratory relief, an accounting, attorneys' fees, and prejudgment interest. The petition also requests the court to certify a nationwide class of plaintiffs. In an amended complaint Plaintiffs have also asserted that certain marketing fees deducted by Marketing in calculating the amount it paid Exploration for gas volumes purchased by Marketing since approximately July 1, 1992, are not authorized by law or the applicable leases, are not necessary, and have not been disclosed in accordance with law; and that Exploration has breached its contractual duties to royalty owners to obtain the highest sales price and to account to the royalty owners for their share of the proceeds attributable to the sale of Exploration's gas. Plaintiffs demanded that Exploration pay the proper amounts allegedly due them according to their respective leases, overriding royalty assignments, division orders, and operating agreements. Exploration intends to defend the litigation vigorously and to resist Plaintiffs' demands. Management is unable to predict the outcome of this litigation or the demands made by Plaintiffs or to estimate the amount or range of potential loss in the event of an unfavorable outcome.

     Sonat and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. Sonat does not believe that any ultimate liability resulting from any of these other pending lawsuits will have a material adverse effect on it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sonat did not submit any matter to a vote of its security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

              OFFICER                                      OFFICE                          AGE
-----------------------------------  --------------------------------------------------    ---
Ronald L. Kuehn, Jr. ..............  Chairman of the Board, President, and Chief           60
                                     Executive Officer
Donald G. Russell..................  Executive Vice President                              64
William A. Smith...................  Executive Vice President                              51
Richard B. Bates...................  Senior Vice President                                 42
James E. Moylan, Jr. ..............  Senior Vice President                                 45
James A. Rubright..................  Senior Vice President and General Counsel             49
Thomas W. Barker, Jr. .............  Vice President -- Finance and Treasurer               51
Beverley T. Krannich...............  Vice President -- Human Resources and Secretary       45
William L. Johnson.................  Controller                                            51

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

     Richard B. Bates was elected Senior Vice President of Sonat effective May 1, 1995, and currently serves in that capacity. Mr. Bates has served as President of Energy Services and Marketing since January 1, 1994. During the past five years Mr. Bates has served as an officer of Exploration, Energy Services, and Marketing.

     James E. Moylan, Jr. was elected Senior Vice President of Sonat effective May 1, 1995, and currently serves in that capacity. Mr. Moylan has served as President of Southern since April 1, 1994. Mr. Moylan served as Vice President and Controller of Sonat from June 15, 1984, to April 1, 1994.

     James A. Rubright was elected Senior Vice President and General Counsel of Sonat effective April 1, 1995, and currently serves in that capacity. Mr. Rubright also serves as Executive Vice President and General Counsel of Exploration, Southern, and Energy Services and as the chief accounting officer of Sonat. During the five years prior to his election as Vice President and General Counsel of Sonat effective February 15, 1994, Mr. Rubright had been a member of the Atlanta, Georgia law firm of King & Spalding.

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

     William L. Johnson was elected Controller of Sonat effective August 1, 1995, and currently serves in that capacity. During the past five years Mr. Johnson has served as an officer of Sonat and Sonat Services Inc.

                                    PART II

   ITEM                                                                                  PAGE
----------                                                                              ------
Item 5.      Market for the Registrant's Common Equity and Related Stockholder
               Matters................................................................   II-32
Item 6.      Selected Financial Data..................................................   II-41
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations..........................................................    II-2
Item 8.      Financial Statements and Supplementary Data..............................   II-17
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.............................................................   II-43

                             ---------------------

     The financial data following on pages II-2 through II-42 is reproduced from, and the Table of Contents below is taken from, the Sonat Inc. Annual Report to Stockholders for 1995. An index to the financial statements and financial statement schedules may be found under Item 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" in Part IV of this report.

                             ---------------------

                         FINANCIAL INFORMATION CONTENTS

Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................     27
Report of Management..................................................................     41
Report of Ernst & Young LLP, Independent Auditors.....................................     41
Consolidated Financial Statements.....................................................     42
     Consolidated Balance Sheets......................................................     42
     Consolidated Statements of Income................................................     44
     Consolidated Statements of Changes in Stockholders' Equity.......................     45
     Consolidated Statements of Cash Flows............................................     46
Notes to Consolidated Financial Statements............................................     47
Selected Consolidated Financial Data..................................................     66

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

OPERATING INCOME
Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. The table also shows unusual items that affect operating income and net income comparisons. Each significant unusual item is discussed in the respective segment discussions in the following pages. The table is presented because management believes this information enhances the analysis of results of operations.



                                                      (In Millions)
----------------------------------------------------------------------
Years Ended December 31,                        1995     1994    1993
----------------------------------------------------------------------
Operating Income (Loss):
 Exploration and Production                     $ 23     $ 64     $ 86
 Natural Gas Transmission                        158       88      145
 Energy Marketing                                  7       12       (1)
 Other                                             1        5        3
----------------------------------------------------------------------
                                                 189      169      233
----------------------------------------------------------------------

Unusual Items (Expense)
 Income Included Above:
 Exploration and Production
   Termination of gas
     sales contracts                              37        -        -
   Asset impairment                              (23)       -        -
   Reduction in force                              -       (2)       -
   Tax adjustments                                 -        -       (1)
 Natural Gas Transmission
   Rate settlement and GSR costs                 (11)     (29)       -
   Reduction in force and other                    -      (34)       -
   Tax adjustments                                 -        -       (2)
 Other
   Tax adjustments                                 -        -       (1)
----------------------------------------------------------------------
                                                   3      (65)      (4)
----------------------------------------------------------------------
Operating Income Excluding
 Unusual Items                                  $186     $234     $237
======================================================================



                                                  (In Millions,
                                            Except Per-Share Amounts)
---------------------------------------------------------------------
 Years Ended December 31,                   1995       1994      1993
---------------------------------------------------------------------
 Net Income As Reported                     $193      $141      $261
---------------------------------------------------------------------
 Unusual Items (Expense)
  Income Included Above:
  Exploration and Production
    Termination of gas
      sales contracts                         24         -         -
    Property sales                           (20)        -         -
    Sale of Sonat
      Offshore stock                         110         -         -
    Asset impairment                         (15)        -         -
    Loss on futures contracts                 (5)        -         -
    Reduction in force                         -        (1)        -
    IRS settlement                             -         8        14
  Natural Gas Transmission
    Rate settlement
      and GSR costs                           (7)      (18)        -
    Reduction in force
      and other                                -       (21)        -
    IRS settlement                             -         2        (5)
    Tax adjustments                            -         -        (3)
  Other
    Sale of Baker Hughes stock                (8)        -         -
    IRS settlement                             -        10        12
    Sale of Sonat Offshore stock               -         -       100
    Tax adjustments                            -         -        (2)
--------------------------------------------------------------------
                                              79       (20)      116
--------------------------------------------------------------------
 Extraordinary Item                            -         -        (4)
--------------------------------------------------------------------
 Net Income Excluding
  Unusual Items                            $ 114     $ 161     $ 149
====================================================================
 Earnings Per Share of
  Common Stock                             $2.24     $1.62     $3.01
====================================================================
 Earnings Per Share of Common
  Stock Excluding Unusual Items            $1.32     $1.85     $1.72
====================================================================



EXPLORATION AND PRODUCTION

The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. Sonat Exploration's strategy is reserve and production growth through the acquisition of oil and gas properties with future development potential and low-risk exploration. Proved reserves have grown to approximately 1.8 trillion cubic feet of

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

natural gas equivalent at December 31, 1995, from 250 billion cubic feet of natural gas equivalent since implementing this strategy in 1988.
     During 1995, Sonat Exploration acquired oil and gas interests and properties for a total of $209 million, which added proved reserves of approximately 350 billion cubic feet of natural gas equivalent. Through these acquisitions, Sonat Exploration increased its position in northern Louisiana and the Texas Panhandle area.
     Developmental drilling programs continue to be successful. During 1995, Sonat Exploration completed 296 gross development wells. Sonat Exploration increased net proved reserves by approximately 269 billion cubic feet of natural gas equivalent through drilling and producing operations.
     In order to focus its activities and minimize operating and other costs, Sonat Exploration disposed of certain non-strategic oil and gas interests during 1995 for approximately $105 million in the states of Arkansas, Colorado, Louisiana, and Texas and offshore Louisiana. Net proved reserves related to these properties were approximately 189 billion cubic feet of natural gas equivalent. Sonat Exploration expects that it will continue to upgrade its asset base through disposal of non-strategic properties in the future.
     The decline in natural gas prices that began in 1994 continued until the fourth quarter of 1995. As a consequence, Sonat Exploration's earnings and cash flow for 1995 were adversely impacted (see discussion below).
     Total capital expenditures for Sonat Exploration are expected to approximate $323 million in 1996. Sonat Exploration plans to increase its development and exploration activities in anticipation of natural gas prices being higher than the average 1995 levels. Approximately $186 million of the 1996 capital budget is expected to be spent on development expenditures, as compared to $177 million in 1995.
     In July 1995, Sonat Exploration and Taurus Exploration U.S.A. Inc. (Taurus), a wholly owned subsidiary of Energen Corporation, entered into an agreement pursuant to which Taurus joined Sonat Exploration in its regular oil and gas reserve acquisition program through December 31, 1998. Taurus expects to invest $25 million to $50 million annually to acquire working interest up to a maximum of 40 percent of the working interest acquired by Sonat Exploration in property acquisitions made during this period. Development drilling on the acquired properties will involve additional investment by Taurus. Sonat Exploration will operate all properties acquired.

     Natural gas production is marketed primarily in the spot-market by Sonat Marketing Company L.P. (Sonat Marketing), a 65 percent-owned subsidiary of the Company operating in the Energy Marketing segment. Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production. (See Other Income-Other, Market Risk Management and Note 3 of the Notes to Consolidated Financial Statements.)

EXPLORATION AND PRODUCTION


                                                 (In Millions)
--------------------------------------------------------------------------
 Years Ended December 31,              1995           1994            1993
--------------------------------------------------------------------------
 Revenues:
  Sales to others                    $  175        $  145          $  198
  Intersegment sales                    228           268             155
--------------------------------------------------------------------------
    Total Revenues                      403           413             353
--------------------------------------------------------------------------
 Costs and Expenses:
  Operating and
    maintenance                          66            63              52
  Exploration expense                     9            12               7
  General and
    administrative                       48            46              43
  Depreciation, depletion
    and amortization                    239           207             149
  Taxes, other
    than income                          18            21              16
--------------------------------------------------------------------------
                                        380           349             267
--------------------------------------------------------------------------
    Operating Income                 $   23        $   64          $   86
==========================================================================
 Equity in Earnings
  of Unconsolidated
  Affiliates                         $    1        $    -          $    5
==========================================================================
 Proved Reserves:
  Net gas (Bcf)                       1,506         1,367           1,187
  Net liquids (MBbls)                44,228        31,627          27,094
==========================================================================
 Net Sales Volumes:
  Gas (Bcf)                             183           182             150
  Oil and
    condensate (MBbls)                3,973         4,155           3,052
  Natural gas
    liquids (MBbls)                   1,496         1,227             726
==========================================================================
 Average Sales Prices:
  Gas ($/Mcf)                        $ 1.52        $ 1.83          $ 1.99
  Oil and
    condensate ($/Bbl)                17.61         15.91           17.42
  Natural gas
    liquids ($/Bbl)                    9.29          8.90            7.96
==========================================================================

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------


     1995 VERSUS 1994. Absent the effect of the unusual items identified earlier, operating income decreased by $57 million primarily due to lower prices for natural gas.
     The price for natural gas averaged 17 percent lower in 1995 compared to 1994, which had the impact of lowering revenues by $58 million. Oil and condensate prices improved 11 percent to an average price of $17.61 per barrel in 1995. Total production during 1995 was 216 billion cubic feet of natural gas equivalent, compared with 214 billion cubic feet of natural gas equivalent during 1994. Production in 1995 was restrained due to producing property sales and involuntary curtailments. The Company's hedging program had the effect of increasing operating revenue in 1995 by $7.1 million (see Other Income-Other for a discussion of a loss related to natural gas futures contracts for 1996 periods that ceased to qualify for accounting as hedges).
     Two unusual items recognized in 1995 by Sonat Exploration affected revenues and operating expenses. Revenues included an unusual item of $37 million related to the termination of two long-term gas sales contracts. Depreciation, depletion and amortization expense included a $23 million impairment provision related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 121.
     Excluding the impairment provision, operating expenses increased slightly in 1995 compared to 1994. Operating and maintenance expenses were higher due to the acquisition of additional properties in early 1995. General and administrative expenses were slightly higher than 1994 due to an increase in stock-based compensation expense. Depreciation, depletion and amortization increased from 1994 primarily due to slightly higher production and a change in production mix with more production coming from higher amortization fields.
     1994 VERSUS 1993. Operating income for 1994 declined $21 million excluding unusual items when compared to 1993, primarily due to lower natural gas prices and higher expenses, particularly depreciation, depletion and amortization expense.
     Revenues for 1994 were up by $60 million over 1993 primarily due to a 21 percent increase in natural gas production and a 36 percent increase in oil and condensate production resulting from the acquisition and development program. Natural gas liquids production increased 69 percent over 1993, primarily as a result of increased production from the Austin Chalk trend. On average, 1994 oil and gas prices were 9 percent and 8 percent lower, respectively, than in 1993. The hedging program's effect on revenue was a favorable $10 million in 1994 and an unfavorable $5 million in 1993. The most significant price fluctuation occurred in the fourth quarter of 1994 as average gas prices declined to $1.59 per million cubic feet compared to $2.06 for the fourth quarter of 1993, a 23 percent decrease.
     Depreciation, depletion and amortization expense increased 39 percent when compared with 1993, primarily due to increased production volumes. The 1994 amortization rate also increased from the 1993 rate due in large part to a higher proportion of Austin Chalk production in 1994, which was predominantly oil, condensate and natural gas liquids. Expanding operations and acquisitions were primarily responsible for increases in other operating expenses, including general and administrative expenses.
     The reduction in equity in earnings of unconsolidated affiliates in 1994 reflects Sonat Exploration's acquisition of the remaining interest in the Sonat/P Anadarko Limited Partnership in late 1993.

NATURAL GAS TRANSMISSION

The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern), and Citrus Corp. (a 50 percent-owned company).
     Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the Federal Energy Regulatory
 Commission (FERC) seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. Most of the proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with four customers, including the cities of Huntsville and Decatur which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Alabama's public bid laws and the Alabama Constitution. This company has also opposed the system expansion application at the FERC. Southern cannot predict the outcome of this litigation or the FERC proceeding.
     In April 1995, Southern received authorization from the FERC to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, to deliver natural gas to a group of new customers that signed 10-year contracts for firm transportation volumes totaling approximately 14 million cubic feet per day. This $11 million project was placed in service November 1, 1995. Southern also received approval from the FERC on December
5, 1995, to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm capacity. This project is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia and Tennessee. The in-service date of this $13 million expansion project is expected to be November 1996.
     In addition, on October 16, 1995, Southern received FERC approval for a production-area expansion project with a capital cost of $15 million.
Southern plans to install 9,400 horsepower of additional compression at its Toca, Louisiana, compressor station south of New Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on its offshore Louisiana supply system through Toca by 140 million cubic feet per day. This expansion, which is supported by a 10-year firm transportation agreement with Shell Offshore
Inc., is expected to be in service in early 1997.
     In early 1995, Southern initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern sought requests for additional firm transportation services and for a new liquefied natural gas (LNG) service. Southern received requests for additional firm transportation services in its largest market area totaling approximately 35 million cubic feet per day. Southern is studying the economic feasibility of an expansion of its system to serve these requests and anticipates that it will file an application for authorization to construct and operate the necessary facilities later this year. If FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997. Requests for LNG service are still being evaluated. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the LNG service is expected to be in 1998. The LNG service would be provided at an existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a wholly owned subsidiary of Southern. The LNG facility was constructed in 1978 but was taken out of service in 1980.
     In January 1995, Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, filed a petition with the FERC requesting it be declared an unregulated gas gathering system. In February 1995, several of Sea Robin's shippers filed with the FERC a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. The FERC denied Sea Robin's petition in an order issued on June 16, 1995. Sea Robin filed for rehearing of this denial on July 17, 1995. Sea Robin cannot predict the outcome of these proceedings.
     Florida Gas Transmission Company, a wholly owned subsidiary of Citrus, placed its Phase III expansion project into service on March 1, 1995, increasing its system capacity by 530 million cubic feet per day to 1.5 billion cubic feet per day. As part of Phase III, Florida Gas contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system. Also in connection with this expansion, Florida Gas acquired an interest in an existing pipeline connected to its system in the Mobile Bay area that has been expanded to provide over 300 million cubic feet per day to Florida Gas.

NATURAL GAS TRANSMISSION

                                                      (In Millions)
---------------------------------------------------------------------------
Years Ended December 31,                        1995       1994        1993
---------------------------------------------------------------------------
Operating Income (Loss):
  Southern Natural
    Gas Company                               $159          $93        $147
  Other                                         (1)          (5)         (2)
---------------------------------------------------------------------------
Total Operating Income                        $158          $88        $145
===========================================================================

                                       Sonat Inc. and Subsidiaries
------------------------------------------------------------------
SOUTHERN NATURAL GAS
COMPANY AND SUBSIDIARIES

                                               (In Millions)
------------------------------------------------------------------
 Years Ended December 31,            1995          1994       1993
------------------------------------------------------------------
 Revenues:
  Gas sales                          $195          $234       $541
  Market transportation
    and storage(1)                    325           321        170
  Supply transportation                51            37         50
  Other                                91           135         72
------------------------------------------------------------------
    Total Revenues                    662           727        833
------------------------------------------------------------------
 Costs and Expenses:
  Natural gas cost                    191           229        364
  Transition cost recovery
    and gas purchase contract
    settlement costs                   58           116         52
  Operating and maintenance            96           151        103
  General and administrative           86            72         85
  Depreciation and
    amortization(1)                    52            47         64
  Taxes, other than income             20            19         18
------------------------------------------------------------------
                                      503           634        686
------------------------------------------------------------------
    Operating Income                 $159          $ 93       $147
==================================================================
 Equity in Earnings of
  Unconsolidated Affiliates          $  9          $  9       $  9
==================================================================

                                            (Billion Cubic Feet)
------------------------------------------------------------------
 Volumes(2):
  Intrastate gas sales                  8             -          -
  Interstate gas sales
    (excludes storage gas)              -             -         73
  Market transportation               636           551        435
------------------------------------------------------------------
    Total Market Throughput           644           551        508
  Supply transportation               372           335        328
------------------------------------------------------------------
    Total Volumes                   1,016           886        836
==================================================================
  Transition gas sales                 85           103         19
==================================================================



(1) Southern's transportation revenues and depreciation expense in 1994 include a $16 million decrease reflecting a retroactive reduction in certain depreciation rates.
(2) Volumes for 1995 include 38 billion cubic feet of gas associated with three subsidiaries of Sonat Inc. that were transferred to Southern on January 1, 1995, which were not included in Southern's 1994 or 1993 volumes.



CITRUS CORP.

                                                     (In Millions)
--------------------------------------------------------------------------
  Years Ended December 31,                   1995         1994       1993
--------------------------------------------------------------------------
  Equity in Earnings (Loss) of
   Citrus Corp.                             $  28          $ 29      $  (6)
==========================================================================

                                                 (Billion Cubic Feet)
--------------------------------------------------------------------------
  Florida Gas Volumes (100%):
   Gas sales                                    -            -          15
   Market transportation                      461          303         269
--------------------------------------------------------------------------
     Total Market Throughput                  461          303         284
   Supply transportation                       26           22          45
--------------------------------------------------------------------------
     Total Volumes                            487          325         329
==========================================================================



     1995 VERSUS 1994. Absent the effect of the unusual items identified earlier, operating income increased by $18 million primarily due to improved operating results at Southern.
     SOUTHERN NATURAL GAS - Operating results, excluding the unusual items discussed below, increased 11 percent in 1995 due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity. The unusual item in 1995 of $11 million increased operating and maintenance expense in recognition of Southern's share of gas supply realignment (GSR) costs that will not be recoverable.
     The unusual items in 1994 included in Southern's operating expenses consisted of a $27 million charge associated with recognition of the comprehensive customer rate settlement (the Customer Settlement) and a $34 million provision primarily relating to regulatory assets not recoverable as a result of the Customer Settlement, including $19 million attributable to a corporate restructuring undertaken in 1994. See Rate Matters for a discussion of the Customer Settlement.
     Southern's gas sales revenues and gas costs in 1995 and 1994 represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636. The volumes associated with these sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are now made at the wellhead, as required by Order No. 636.
     Market transportation and storage revenues increased in 1995 due in part to a $16 million revenue reserve provision in 1994 relating to a retroactive reduction in certain depreciation rates. The effect on operating revenue of this reduction was partially offset by lower settlement rates that were placed into effect on March 1, 1995. Supply transportation

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

revenues increased 38 percent due to increased volumes under Southern's new transportation contract with Florida Gas. Other Revenue and Transition Cost Recovery decreased due to declining billings and lower recovery rates for GSR costs in 1995.
     Operating and maintenance expense, excluding the unusual items discussed above, decreased 6 percent in 1995 reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring. General and administrative expense increased 19 percent in 1995 primarily due to higher employee benefit expenses related to 1993 and 1994 special early retirement options (SEROs) and higher stock-based compensation. Depreciation and amortization expense increased in 1995 due to the $16 million retroactive adjustment in 1994 partially offset by lower depreciation rates as a result of the Customer Settlement.
     Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from Bear Creek Storage Company. Equity in earnings from Bear Creek was esentially flat when comparing 1995 to 1994.
     CITRUS - Equity in earnings of Citrus decreased slightly in 1995 to $28 million. Earnings were lower on the Phase III expansion project, excluding the effect of a $6.7 million positive effect of adjustments to allowance for funds used during construction (AFUDC) on Phase III in 1995, due to the completion of Phase III and the resulting end of AFUDC recognition on the project combined with the use of levelized rates on the Phase III portion of the pipeline. This was partially offset by higher margins at Citrus' gas marketing affiliate, including higher results on a gas supply contract with one of its major customers that was restructured during 1994. Throughput on the Florida Gas pipeline system increased 50 percent, reflecting the first 10 months of Phase III operations.
     1994 VERSUS 1993. Exclusive of unusual items, operating income increased $4 million in 1994 due to improved operating results at Southern.
     SOUTHERN NATURAL GAS - Excluding unusual items, Southern's operating income for 1994 increased 3 percent when compared with 1993 as a result of higher transportation revenue resulting primarily from the sale of unsubscribed firm transportation capacity and lower general and administrative costs.
     Southern's gas sales revenues and gas costs were down significantly in 1994 as a result of implementing Order No. 636 and primarily represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636. Another factor in the decrease in revenues was the recovery of $42 million of Order No. 500 costs in 1993 revenues. Higher transportation revenues and volumes are a result of the shift from sales to transportation due to the implementation of Order No. 636. Other revenue also increased in 1994 due to the recovery of transition costs of $108 million related to the implementation of Order No. 636.
     General and administrative costs decreased primarily due to lower employee costs, including stock-based compensation expenses.
     Equity in earnings of Bear Creek for 1994 was unchanged from 1993.
     CITRUS - Equity in earnings of Citrus increased to $29 million from a loss of $6 million in 1993 due to the capitalization of financing costs
(AFUDC) in 1994 related to the Phase III expansion project, lower depreciation due to an increase in the estimated useful life of the existing pipeline system, and higher margins on a gas supply contract with one of its major customers, which was restructured during 1994. This was partially offset by the favorable effect in 1993 of the sale of gas supply contracts at Citrus Marketing.

TRANSPORTATION CONTRACTS

Pursuant to the Customer Settlement (described in Note 9 of the Notes to Consolidated Financial Statements), Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, have amended their firm transportation contracts for an aggregate of 682 million cubic feet per day to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day will remain under its current term to April 30, 2007. Also pursuant to the Customer Settlement, South Carolina Pipeline Corporation (SCPC) has amended one of its firm transportation contracts totaling 28 million cubic feet per day, to extend its primary term for a period of three years beginning March 1, 1995. Such extension is in addition to the remaining 160 million cubic feet per day of SCPC's firm transportation services that remain in effect under terms extending from 1999 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

more years. As a result, substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed.

NATURAL GAS SALES AND SUPPLY
Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 76 percent and 72 percent in 1996 and 1997, respectively, of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 19 percent in 1996, 23 percent in 1997, and substantially all of the volumes for years thereafter. (See Note 9 of the Notes to Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.
     Southern's purchase commitments under its remaining gas supply contracts for the years 1996 through 2000 are estimated as follows:

                                                                (In Millions)
--------------------------------------------------------------------------------
Estimated Purchase Commitments
--------------------------------------------------------------------------------
1996                                                                 $154
1997                                                                  137
1998                                                                   38
1999                                                                   35
2000                                                                   31
--------------------------------------------------------------------------------



     These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty.
     See Note 9 of the Notes to Consolidated Financial Statements for a discussion regarding Southern's rate proceedings to recover its GSR costs.

RATE MATTERS
The Customer Settlement resolves as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The Customer Settlement resulted in reducing Southern's filed rates to more competitive levels, reduced somewhat reported revenues and reduced depreciation expense in 1995. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995, pursuant to interim agreements with its customers pending final FERC action on petition for rehearing of the Customer Settlement filed by contesting parties. (See Note 9 of the Notes to Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)

CITRUS CORP.
The Florida Gas Phase III expansion project has been in operation since March 1995. The earnings of the Phase III expansion, combined with Florida Gas' Order No. 636 restructuring and Citrus' successful renegotiation in 1994 of an unfavorable contract with one of its major customers, should result in more stable revenues, earnings and cash flow at Citrus for the foreseeable future than experienced prior to 1994, but at lower levels than in 1994 and 1995.
     Florida Gas has terminated substantially all of its gas purchase contracts with a weighted average cost in excess of current spot-market prices for aggregate costs that are less than the $160 million maximum amount that it is entitled to recover from its customers pursuant to its 1993 restructuring settlement under Order No. 636.
     Citrus generally obtains its own financing independent of its parent companies. Current debt financing by Citrus with outside parties is nonrecourse to its parent companies.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

ENERGY MARKETING

The Company's natural gas marketing business is conducted by Sonat Marketing Company L.P. (Sonat Marketing). Sonat Marketing is 65 percent owned by a subsidiary of Sonat Energy Services, a wholly owned subsidiary of the Company, with the remaining share owned by Atlanta Gas Light Company. (See
Note 2 of the Notes to Consolidated Financial Statements.)
     Sonat Marketing's average daily sales volumes reached 2.3 billion cubic feet per day at the end of 1995 compared to 1.6 billion cubic feet per day at the end of 1994, primarily due to its rapid expansion into the Northeastern and Midwestern markets. Sonat Marketing markets almost all of the natural gas production of Sonat Exploration that is not sold under pre-existing term dedications, and executes Sonat Exploration's risk management program.
     Sonat Marketing uses natural gas futures contracts, options, and gas price swap agreements to hedge the effects of spot-market price volatility on its operating results. These instruments are used to lock in prices of Sonat Exploration's future production and margins on Sonat Marketing's gas transactions. Sonat Marketing also uses futures derivatives to enable it to offer fixed-price contracts to its suppliers and customers. (See Market Risk Management and Note 3 of the Notes to Consolidated Financial Statements.)
     In April 1995, Sonat Energy Services formed a new subsidiary, Sonat Power Marketing Inc., to market electric power. Sonat Power Marketing was authorized by the FERC in August 1995 to purchase and sell electricity in the wholesale power market at market-based rates. It offers services to utilities, municipalities and other electricity suppliers and remarketers. Sonat and Atlanta Gas Light Company are engaged in discussions regarding the acquisition by Atlanta Gas Light of a 35 percent interest in Sonat Power Marketing.



ENERGY MARKETING

                                                    (In Millions)
--------------------------------------------------------------------------------
   Years Ended December 31,                  1995         1994        1993
--------------------------------------------------------------------------------
   Revenues:
     Sonat Marketing                        $1,250        $927        $620
     Other                                       -          15          15
--------------------------------------------------------------------------------
       Total Revenues                       $1,250        $942        $635
================================================================================
   Operating Income (Loss):
     Sonat Marketing                        $    8        $ 11        $  2
     Other                                      (1)          1          (3)
--------------------------------------------------------------------------------
                                            $    7        $ 12        $ (1)
================================================================================

                                                   (Billion Cubic Feet)
--------------------------------------------------------------------------------
   Gas Sales Volumes                           722         482         285
================================================================================



     Substantially all of the operations of the Energy Marketing segment are conducted through Sonat Marketing. Sonat Power Marketing's impact was immaterial in 1995. Pipeline subsidiaries that contributed in prior years were moved to the Natural Gas Transmission segment in 1995.
     1995 VERSUS 1994. Sonat Marketing's operating income of $8 million was $3 million less than 1994. While sales volumes rose 50 percent to 722 billion cubic feet, margins were sharply lower ($.03 in 1995 compared to $.05 in 1994) due to the lower margins that were prevalent for gas marketers during most of 1995. In addition, certain transportation related margin opportunities available in early 1994 following the implementation of Order No. 636 became much more competitive and less profitable during late 1994 and 1995. Higher costs related to expanding operations and an increase in stock-based compensation expense also reduced operating income.
     1994 VERSUS 1993. Operating income for Sonat Marketing was $11 million in 1994 as compared with $2 million in 1993. Sonat Marketing's sales volumes increased significantly over 1993 levels as a result of marketing Sonat Exploration's production for the entire period and increasing sales on interstate pipelines that serve the Midwestern and Northeastern markets through the purchase of additional third-party volumes. In addition, average margins per MMBtu increased from $.03 in 1993 to $.05 in 1994 due to greater concentration on value-added services.


34

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------


OTHER INCOME STATEMENT ITEMS

                                                       (In Millions)
----------------------------------------------------------------------------
Years Ended December 31,                         1995        1994       1993
----------------------------------------------------------------------------
OTHER INCOME - EQUITY
 IN EARNINGS OF
 UNCONSOLIDATED AFFILIATES:

Exploration and Production                      $   1      $   -        $  5
Natural Gas Transmission                           37         38           2
Other                                               8          6           5
----------------------------------------------------------------------------
                                                $  46      $  44        $ 12
============================================================================

     Equity in earnings of unconsolidated affiliates in the Exploration and Production and Natural Gas Transmission segments was discussed earlier.
     1995 VERSUS 1994. The increase in Other reflects improved results for Sonat Offshore Drilling Inc. prior to its disposition. The Company disposed of its 40 percent ownership in Sonat Offshore on July 26, 1995. (See Note 2 of the Notes to Consolidated Financial Statements.)
     1994 VERSUS 1993. Results reported for Sonat Offshore in the above table for 1993 are for the last seven months of the year, which is the period after the date of the initial public offering (IPO) of 60 percent of its common stock. Sonat Offshore's results on a 100 percent basis were $13 million and $17 million in 1994 and 1993, respectively. 1994 was lower primarily due to the inclusion in 1993 of $24 million ($16 million after-tax) of interest income relating to an IRS tax settlement for the years 1983 through 1985 and lower operating income from turnkey operations and dayrate operations in Brazil and the North Sea. These unfavorable items were partially offset by improved operating results in the U.S. Gulf of Mexico and Egypt and the acquisition of the remaining 52.5 percent of the Polar Pioneer in 1994.


                                               (In Millions)
---------------------------------------------------------------------
Years Ended December 31,                 1995       1994        1993
---------------------------------------------------------------------
OTHER INCOME (LOSS) - OTHER              $(45)      $16         $14



     1995 VERSUS 1994. Other Income is down due to losses of $29 million on the sale of oil and gas properties in 1995 versus gains of $2 million in 1994, a loss of $13 million on the sale of the Company's investment in Baker Hughes Incorporated preferred stock in June 1995, and a loss by Sonat Exploration in December 1995 of $8 million on natural gas futures contracts that ceased to qualify for accounting as hedges due to the loss of correlation between the New York Mercantile Exchange (NYMEX) futures market for natural gas and the price of natural gas in certain parts of the country. In addition, 1995 reflects $6 million of dividends on the Baker Hughes stock versus $12 million in 1994 that are no longer being received and minority interest in earnings of Sonat Marketing of $.9 million.
     1994 VERSUS 1993. Other Income increased in 1994 due to higher gains on the disposal of oil and gas properties by Sonat Exploration compared to 1993. Both periods reflect the receipt of $12 million in dividends on the Baker Hughes stock.


                                               (In Millions)
------------------------------------------------------------------------
Years Ended December 31,             1995          1994             1993
------------------------------------------------------------------------
INTEREST EXPENSE, NET                $90           $73              $47


     1995 VERSUS 1994. Net interest expense for 1995 included a $4 million favorable adjustment on income tax related interest. Net interest expense for 1994 included $10 million of favorable adjustments related to the settlement of the Company's federal income tax returns for the years 1986-1988. Excluding these adjustments, net interest expense on debt increased from 1994 due to higher average interest rates slightly offset by lower average debt levels. Interest on revenue reserves increased due to higher average reserve balances.
     1994 VERSUS 1993. Net interest expense for 1994 included $10 million of favorable adjustments related to the settlement of the Company's federal income tax returns for the years 1986-1988. Net interest expense in 1993 included $31 million of favorable adjustments related to the settlement of the Company's 1983-1985 federal income tax returns and certain other tax issues. Excluding these adjustments, net interest expense increased from 1993 due to higher average debt levels.


                                                (In Millions)
--------------------------------------------------------------------------
Years Ended December 31,             1995            1994             1993
--------------------------------------------------------------------------
INCOME TAXES                        $ 95            $  16            $ 103


     1995 VERSUS 1994. Income tax expense in 1995 increased due to taxes from the gain on the sale of the Company's remaining interest in Sonat Offshore stock (see Note 2 of the Notes to Consolidated Financial Statements) and lower nonconventional fuel tax credits and other tax preference items. In addition, the 1994 period included a favorable settlement relating to the examination of the Company's federal income tax returns for 1986-1988 which reduced reported income tax expense.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

     1994 VERSUS 1993. Income tax expense in 1994 decreased as compared to 1993 due to lower pretax income. Pretax income in 1993 included the gain on the IPO of Sonat Offshore common stock. Both periods included favorable settlements relating to the examination of the Company's federal income tax returns, which reduced reported income tax expense. Tax preference items were higher in 1994 compared to 1993 primarily due to higher dividend exclusions on unconsolidated equity investees partially offset by lower nonconventional fuel tax credits.


                                                     (In Millions)
------------------------------------------------------------------------
Years Ended December 31,                 1995          1994        1993
------------------------------------------------------------------------
EXTRAORDINARY LOSS                      $  -            $   -        $ 4


     In March 1993, the Company recognized a $4 million loss, net of taxes of $2 million, on the redemption of the Company's 71/4 Percent Zero Coupon, Subordinated Convertible Notes which were due September 6, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS


                                                     (In Millions)
---------------------------------------------------------------------------
Years Ended December 31,                   1995           1994         1993
---------------------------------------------------------------------------
OPERATING ACTIVITIES                      $184           $511          $454

     1995 VERSUS 1994. Several factors contributed to the $327 million decrease in cash flows from operations in 1995 compared to 1994. A $45 million payment to Exxon and the funding of a $42 million GSR liability were the principal expenditures responsible for the $99 million change in net payments for gas supply realignment costs. On March 1, 1995, Southern implemented reduced rates and ceased collection of additional revenues, which is reflected in the $64 million reduction in cash flows from regulatory reserves. In 1994 Southern completed recovery of its take-or-pay costs, which resulted in the $19 million reduction in recoveries of take-or-pay costs. The growth in both accounts receivable and accounts payable is primarily attributable to the expanding business of Sonat Marketing. Cash flow from operations in 1995 was also negatively impacted by the payment of $112 million in taxes on the sale of the Company's remaining interest in Sonat Offshore stock. Partly offsetting was the recognition of $72 million of tax benefits consisting of the utilization of Section 29 tax credits and net operating losses. In addition, cash from operations was adversely affected by margin requirements of $23 million in December 1995 associated with the Company's hedging program and the rapid rise of futures prices for first quarter 1996 futures contracts.
     The caption Other in the Consolidated Statement of Cash Flows includes certain significant non-cash items that did not impact cash flow from operations. In 1995, Other includes $37 million related to the termination of two long-term gas sales contracts, while Other in 1994 includes a $57 million provision for the Customer Settlement discussed in Note 9 of the Notes to Consolidated Financial Statements. The remainder of the amount included in Other in 1995 is primarily certain transition costs deferred for collection in future periods. In addition to the Customer Settlement provision in 1994, Other includes a gas prepayment received by Sonat Exploration and deferred revenue credits.
     1994 VERSUS 1993. Net cash flows from operating activities were $57 million higher in 1994. The increase was primarily attributable to the $147 million change in Southern's GSR costs as a result of net recoveries of $19 million received in 1994 compared with net payments of $128 million in 1993. The $38 million increase in the change in accounts receivable in 1994 reflects the effect on 1993 accounts receivable of Sonat Offshore's turnkey operations in Mexico. The $47 million decrease in the change in inventories reflects the sale of storage gas inventory at Southern in 1993 pursuant to Order No. 636. The $52 million decrease in accrued interest and income taxes reflects recognition of the settlement of an examination of the Company's federal income tax returns and a prepayment of state taxes and related interest. In 1994 Southern completed recovery of its take-or-pay costs, resulting in the $33 million decrease in the change in take-or-pay recoveries when compared with 1993.
     The amount in Other in 1994 includes the $57 million non-cash provision for the Customer Settlement, while the amount in Other in 1993 reflects $52 million in non-cash accruals for GSR settlements. The remainder of 1994 Other is primarily a gas prepayment and deferred transition costs. Another significant gas prepayment received by Sonat Exploration in 1993 accounts for most of the remaining amount in Other in the previous year.

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                   (In Millions)
--------------------------------------------------------------------------------
Years Ended December 31,                 1995          1994             1993
--------------------------------------------------------------------------------
INVESTING ACTIVITIES                   $  92          $(601)           $(189)


     1995 VERSUS 1994. Net cash from investing activities increased $693 million from 1994. The increase was attributable to the receipt of $326 million from the sale of the Company's remaining interest in Sonat Offshore stock, $167 million from the sale of four million shares of Baker Hughes convertible preferred stock, and $105 million in proceeds from the sale of Sonat Exploration properties. Also contributing to the increase were the net advances made to Citrus in 1994 of $159 million. Partially offsetting the increase was an increase in capital expenditures of $39 million.
     1994 VERSUS 1993. The change in net cash used in investing activities reflects the equity investment in Citrus of $159 million made in 1994 and the approximately $340 million in net cash proceeds from the sale of Sonat Offshore common stock received in 1993. Slightly offsetting the increase is a $68 million reduction in capital expenditures for 1994.


                                                  (In Millions)
-------------------------------------------------------------------------
Years Ended December 31,                  1995        1994           1993
-------------------------------------------------------------------------
FINANCING ACTIVITIES                     $(248)       $ 89          $(312)


     1995 VERSUS 1994. Sonat used $248 million of cash in its financing activities in 1995, primarily due to repayments of floating rate facilities. This represented a change of $337 million from the 1994 period. Proceeds from the Sonat Offshore stock sale and the Baker Hughes stock sale were used in the 1995 repayments. Other includes the $32 million contributed by Atlanta Gas Light as an investment in Sonat Marketing (see Note 2 of the Notes to Consolidated Financial Statements).
     The Company utilizes its $500 million long-term revolving credit agreement in managing its working capital requirements. During 1995, the Company borrowed $2.9 billion and repaid $3.3 billion under this agreement.
     1994 VERSUS 1993. The change in cash flows from financing activities reflects increased borrowings in 1994 under Sonat's floating rate facilities compared with debt repayments in 1993. Borrowings in 1994 were primarily used for advances to Citrus and repayment of Southern's $100 million 95/8 Percent Notes.

CAPITAL EXPENDITURES
Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:


                                               (In Millions)
-------------------------------------------------------------------------
Years Ended December 31,              1995          1994             1993
-------------------------------------------------------------------------
Exploration and Production           $ 416         $ 390            $ 431
Natural Gas Transmission                63            51               60
Energy Marketing                         3             3                1
Other                                    6             4               24
-------------------------------------------------------------------------
  Total                              $ 488         $ 448            $ 516
=========================================================================

     The Company's share of capital expenditures by its unconsolidated affiliates were as follows:



                                                 (In Millions)
-------------------------------------------------------------------------------
Years Ended December 31,             1995             1994                1993
-------------------------------------------------------------------------------
Exploration and Production          $   1            $   -               $  11
Natural Gas Transmission              100              398                  18
Other                                   1                1                   3
-------------------------------------------------------------------------------
  Total                             $ 102            $ 399               $  32
===============================================================================



     The Company's capital expenditures (including its $13 million share of unconsolidated affiliates' expenditures) for 1996 are expected to be $457 million.

CAPITAL RESOURCES

At December 31, 1995, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $531 million was available. The amount available under the lines of credit has been reduced by the amount of commercial paper outstanding of $210 million to reflect the Company's policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement.
     In 1993 Sonat filed a shelf registration with the Securities and Exchange Commission (SEC) for up to $500 million in debt securities. On June 12, 1995, Sonat issued $200 million of 67/8 Percent Notes due 2005 under this shelf registration, leaving $300 million unissued. The proceeds from the sale of the Notes were used to repay floating rate debt. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued. Southern expects to issue the $100 million remaining under the shelf registration in either late 1996 or early 1997.
     Also, in October 1995 the Board of Directors of the

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Company extended the Company's stock repurchase program to April 30, 1997, and authorized the purchase of an additional one million shares of the Company's common stock. This brings the total number of shares authorized to three million shares. Through December 31, 1995, the Company has purchased 1,585,000 shares and will continue to purchase shares from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization are being reissued in connection with employee stock option and restricted stock programs.
     Cash flow from operations and borrowings in the public or private markets provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET AND FINANCIAL RISK MANAGEMENT

The Company's primary market risk exposure is the volatility of spot-market natural gas and oil prices, which affect operating results of Sonat
Exploration and Sonat Marketing.
     Sonat Exploration, through Sonat Marketing, uses futures contracts, options, and oil and natural gas price swap agreements to hedge its commodity price risk. Sonat Exploration's hedging objective is to lock in the price of a portion of its expected oil and gas production when it believes that prices are at an acceptable level.
     Sonat Marketing uses derivative instruments to reduce the risk of price changes and location differences when it buys or sells natural gas. For example, Sonat Marketing may purchase certain natural gas volumes before a customer has been identified, then sell an equivalent volume in natural gas futures contracts or options on futures contracts to match the cash transaction.
     The Company also has exposure to financial market risks. On January 22, 1996, Southern entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under its shelf registration. The base treasury rate for this future borrowing has been hedged at approximately
5.78 percent. This is the first such hedge transaction for Southern.
     The Company's use of these derivative instruments is implemented under a set of policies approved by the Board of Directors. These policies prohibit speculative transactions not matched by physical commodity positions in the case of Sonat Exploration or corresponding trading positions in the case of Sonat Marketing and determine approval levels for each transaction. For commodity price hedges, these policies set limits regarding volumes relative to budgeted production or sales levels. All swap counterparties are approved by the Board, and volume limits are set for any single counterparty. Reports detailing each transaction are distributed to management. In addition, all hedge activities are internally reviewed to ensure compliance with all policies. (See Note 3 of the Notes to Consolidated Financial Statements.)

INFLATION AND THE EFFECT OF
CHANGING ENERGY PRICES

The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of the Company. In prior periods of high general inflation, oil and gas prices generally increased at comparable rates; however, there is no assurance that this will be the case in the current environment or in possible future periods of high inflation. Southern's Customer Settlement prohibits it from filing a general rate case to be effective before March 1, 1998, which would be necessary for it to recover higher costs of operations (see Note 9 of the Notes to Consolidated Financial Statements). Margins in the Energy Marketing segment are highly sensitive to competitive pressures and may not reflect the effects of inflation. The results of operations in the Company's three major business segments will be affected by future changes in oil and gas prices and the interrelationship between oil, gas and other energy prices.

CORPORATE RESTRUCTURING

In late 1994 and early 1995, the Company completed a reduction in staffing levels through a combination of SEROs and involuntary terminations. The SEROs and terminations, which involved 340 employees, or approximately 15 percent of the Company's workforce, occurred primarily in field locations, but also included significant reductions in office employees. The total cost of the program, which was recognized in 1994, amounted to $21 million. The majority of the charge represented accelerated retirement costs, with the remainder being primarily cash severance payments.

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

ENVIRONMENTAL ISSUES

Sonat Exploration, Southern, and their subsidiaries are subject to extensive federal, state and local environmental laws and regulations that affect their operations. Governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements, and injunctions as to future activities.
     Southern and Sonat Exploration have been notified that one of them is or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in connection with a total of eight Superfund sites. In these cases, the Company has determined that the aggregate maximum amount of loss reasonably likely to be named by it, after giving effect to likely contributions by other PRPs would not be material to its financial position or results of operations. However, liability for PRPs under CERCLA (and applicable state law) is joint and several among all PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability at any of these sites could be substantially greater than the maximum amounts estimated by the Company.
     In the operation of their natural gas pipeline systems, Southern and its wholly owned subsidiary, South Georgia Natural Gas Company, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern and South Georgia plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Southern has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury. As a result, Southern undertook the characterization of 443 sites across the system during 1995. Approximately 190 remaining sites are scheduled to be characterized in the first quarter of 1996, all of which are in Mississippi. After Southern evaluates the results of the characterization, it plans to remediate contaminated sites within Georgia during 1996, with remediation of sites elsewhere to be scheduled thereafter. Southern is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory standards for elemental mercury cleanup are uncertain at this time. Neither the Environmental Protection Agency nor any state in which Southern operates has yet issued cleanup levels or guidelines with respect to contamination from past releases or spills of mercury; however, Southern has received informal guidance from the State of Louisiana with respect to cleanup standards in that state that will also be used for remediation in other states absent specific guidelines. Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its preliminary analysis of the possible extent of the contamination, Southern believes that the cost of its characterization and remediation of any mercury contamination will not be material to its financial position or results of operations.
     Sonat Inc. generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern and South Georgia to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, generally will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery. As described in Note 9 of the Notes to Consolidated Financial Statements, however, Southern's Customer Settlement prevents Southern from filing a general rate case to be effective prior to March 1, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company elected to adopt the Statement's provisions in the fourth quarter of 1995 and recognized an impairment loss of $23 million on certain oil and gas properties in that period.
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which will become effective for years beginning after December 15, 1995. This Statement will require that financial statements include certain disclosures about stock-based employee


                                                                             39

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

compensation and allows, but does not require, a fair value-based method of accounting for such compensation. The Company believes that this fair value-based method of accounting, if adopted, would not have a material effect on the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

The Management's Discussion and Analysis and the information provided elsewhere in this Annual Report contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans, the timing and results of oil and gas drilling and acquisition programs, which determine production levels and reserves, the results of the Company's hedging activities, and the success of management's cost reduction activities. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------
REPORT OF MANAGEMENT
--------------------------------------------------------------------------------
Management of the Company is responsible for the preparation and integrity of all financial data included in this annual report. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on estimates and judgments of management.
     The Company's accounting systems include controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and reliable for preparation of financial statements and other financial data. The concept of reasonable assurance is based on the recognition that the cost of internal accounting controls should not exceed the related benefits. An integral part of the internal accounting controls is the selection, training and development of qualified accounting and internal audit personnel.
     The Company engages the firm of Ernst & Young LLP as independent auditors to audit the Company's Consolidated Financial Statements and express their opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards and includes a review and evaluation of the Company's internal accounting control systems and other procedures as they consider appropriate. The Report of Ernst & Young LLP, Independent Auditors, appears below. Internal audit activities are coordinated with the independent auditors to maximize audit effectiveness.
        The Audit Committee of the Board of Directors is composed solely of directors who are not active or retired officers or employees of the Company.
It recommends a firm to serve as independent auditors of the Company, subject to nomination by the Board of Directors and election by the stockholders, approves all audit and other professional services rendered by the independent auditors and regularly reviews their independence. The Audit Committee reviews and reports on significant accounting decisions and transactions and the scope and results of audits by the Company's internal auditing staff and the independent auditors. It reviews with management compliance with the Company's business ethics and conflict of interest policies and reviews with independent auditors the adequacy of the Company's internal accounting controls. The internal auditors and the independent auditors have free access to the Audit Committee, without management's presence, to discuss the Company's internal controls and the results of their audits.


/s/ James A. Rubright

James A. Rubright
Senior Vice President and General Counsel
February 22, 1996

-----------------------------------------------------------------------------
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-----------------------------------------------------------------------------

The Board of Directors and Stockholders
Sonat Inc.

We have audited the accompanying consolidated balance sheets of Sonat Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonat Inc. and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the Consolidated Financial Statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.


                                                       Ernst & Young LLP


Birmingham, Alabama
January 18, 1996


                                                                             41

Consolidated Financial Statements                   Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                 (In Thousands)
---------------------------------------------------------------------------------------------------
December 31,                                                                    1995        1994
---------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                                  $   37,289  $    9,131
  Accounts receivable                                                           349,441     279,553
  Inventories (Note 4)                                                           23,956      26,722
  Gas imbalance receivables                                                      16,556      35,091
  Federal income taxes                                                           12,979       4,572
  Other                                                                          54,210      31,772
---------------------------------------------------------------------------------------------------
    Total Current Assets                                                        494,431     386,841
---------------------------------------------------------------------------------------------------

Investments and Advances:
  Unconsolidated affiliates (Note 5)                                            386,081     486,329
  Other investments (Notes 2 and 3)                                              46,688     217,979
---------------------------------------------------------------------------------------------------
                                                                                432,769     704,308
---------------------------------------------------------------------------------------------------


Plant, Property and Equipment, successful efforts method of accounting used
  for oil and gas properties (Notes 6 and 13)                                 4,822,879   4,741,296
Less Accumulated Depreciation, Depletion and Amortization                     2,545,320   2,497,691
---------------------------------------------------------------------------------------------------
                                                                              2,277,559   2,243,605
---------------------------------------------------------------------------------------------------



Deferred Charges and Other:
  Gas supply realignment costs (Note 9)                                         199,073     160,850
  Other                                                                         107,609      35,082
---------------------------------------------------------------------------------------------------
                                                                                306,682     195,932
---------------------------------------------------------------------------------------------------
                                                                             $3,511,441  $3,530,686
===================================================================================================

See accompanying notes.

Consolidated Financial Statements                   Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                          (In Thousands)
------------------------------------------------------------------------------------------------------------
December 31,                                                                             1995        1994
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year (Note 7)                                         $   18,750  $   19,250
  Unsecured notes (Note 7)                                                               218,900     200,000
  Accounts payable                                                                       297,660     208,751
  Accrued state income taxes                                                              10,579      22,029
  Accrued interest                                                                        27,115      36,825
  Gas imbalance payables                                                                  21,444      42,975
  Other                                                                                   45,677      40,371
------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                            640,125     570,201
------------------------------------------------------------------------------------------------------------

Long-Term Debt (Note 7)                                                                  770,313     963,378
------------------------------------------------------------------------------------------------------------

Deferred Credits and Other:
  Deferred income taxes (Note 8)                                                         213,122     187,957
  Reserves for regulatory matters (Note 9)                                               181,798     183,343
  Other                                                                                  223,441     233,921
------------------------------------------------------------------------------------------------------------
                                                                                         618,361     605,221
------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)

Stockholders' Equity:
  Common stock, $1.00 par, 400,000,000 shares authorized;
    87,244,476 and 87,252,015 shares issued in 1995 and 1994, respectively (Note 10)      87,244      87,252
  Other capital                                                                           39,795      42,311
  Retained earnings                                                                    1,387,137   1,287,339
------------------------------------------------------------------------------------------------------------
                                                                                       1,514,176   1,416,902
------------------------------------------------------------------------------------------------------------
  Less treasury stock at cost, 1,077,480 and 870,967 shares in 1995
    and 1994, respectively (Note 10)                                                     (31,534)    (25,016)
------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                                         1,482,642   1,391,886
------------------------------------------------------------------------------------------------------------
                                                                                      $3,511,441  $3,530,686
============================================================================================================

See accompanying notes.

Consolidated Financial Statements                   Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                                    (In Thousands, Except Per-Share Amounts)
-------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  1995          1994          1993
-------------------------------------------------------------------------------------------------------------
Revenues (Note 12)                                                     $1,990,141    $1,735,967    $1,741,147
-------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Natural gas cost                                                      1,090,756       795,025       794,254
  Transition cost recovery and gas purchase contract settlement costs      58,010       116,159        51,827
  Operating and maintenance                                               171,973       222,901       249,801
  General and administrative                                              140,511       133,138       148,738
  Depreciation, depletion and amortization                                298,714       257,759       225,989
  Taxes, other than income                                                 41,244        41,546        37,623
-------------------------------------------------------------------------------------------------------------
                                                                        1,801,208     1,566,528     1,508,232
-------------------------------------------------------------------------------------------------------------
Operating Income                                                          188,933       169,439       232,915
-------------------------------------------------------------------------------------------------------------
Other Income (Loss), Net:
  Equity in earnings of unconsolidated affiliates (Note 5)                 46,258        44,319        12,365
  Sale of stock of subsidiary (Notes 2 and 5)                             188,012             -       155,836
  Other                                                                   (45,478)       16,348        13,884
-------------------------------------------------------------------------------------------------------------
                                                                          188,792        60,667       182,085
-------------------------------------------------------------------------------------------------------------
Interest:
  Interest income                                                           6,413         7,403        39,331
  Interest expense                                                       (102,797)      (86,982)      (90,704)
  Interest capitalized                                                      6,540         6,692         4,101
-------------------------------------------------------------------------------------------------------------
                                                                          (89,844)      (72,887)      (47,272)
-------------------------------------------------------------------------------------------------------------
Income before Extraordinary Item and Income Taxes                         287,881       157,219       367,728
Income Taxes (Note 8)                                                      94,993        15,812       102,659
-------------------------------------------------------------------------------------------------------------
Income before Extraordinary Item                                          192,888       141,407       265,069
Extraordinary Loss, Net of Income Tax Benefit of $1,972,000 (Note 7)            -             -        (3,829)
-------------------------------------------------------------------------------------------------------------
    Net Income                                                         $  192,888    $  141,407    $  261,240
=============================================================================================================
Earnings Per Share of Common Stock: (Note 10)
  Earnings before extraordinary item                                   $     2.24    $     1.62    $     3.05
  Extraordinary loss                                                            -             -          (.04)
-------------------------------------------------------------------------------------------------------------
    Earnings Per Share                                                 $     2.24    $     1.62    $     3.01
=============================================================================================================
Weighted Average Shares Outstanding (Note 10)                              86,270        87,119        86,703
Dividends Paid Per Share (Note 10)                                     $     1.08    $     1.08    $     1.04
=============================================================================================================

See accompanying notes.

Consolidated Financial Statements                   Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                    (In Thousands)
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                    1995                         1994                        1993
-------------------------------------------------------------------------------------------------------------------
                                      Shares     Amount             Shares     Amount           Shares      Amount
-------------------------------------------------------------------------------------------------------------------
Common Stock, $1.00 Par,
   400,000,000 Shares Authorized
   (Note 10):
   Balance at beginning of year          87,252  $   87,252          87,158  $   87,158          86,077  $   86,077
   Issued (canceled)                         (8)         (8)             94          94           1,081       1,081
-------------------------------------------------------------------------------------------------------------------
      Balance at end of year             87,244      87,244          87,252      87,252          87,158      87,158
-------------------------------------------------------------------------------------------------------------------
Other Capital:
   Balance at beginning of years                     42,311                      36,074                      17,339
   Benefit plans transactions                        (2,516)                      6,237                      18,735
-------------------------------------------------------------------------------------------------------------------
      Balance at end of year                         39,795                      42,311                      36,074
-------------------------------------------------------------------------------------------------------------------
Retained Earnings:
   Balance at beginning of year                   1,287,339                   1,239,983                   1,068,904
   Net income                                       192,888                     141,407                     261,240
   Cash dividends at $1.08 per share
      for 1995 and 1994, and
      $1.04 per share for 1993                      (93,090)                    (94,051)                    (90,161)
-------------------------------------------------------------------------------------------------------------------
      Balance at end of year                      1,387,137                   1,287,339                   1,239,983
-------------------------------------------------------------------------------------------------------------------
Treasury Stock, at cost:
   Balance at beginning of year            (871)    (25,016)              -           -               -           -
   Purchased                               (645)    (19,230)           (940)    (27,005)              -           -
   Issued                                   439      12,712              69       1,989               -           -
-------------------------------------------------------------------------------------------------------------------
      Balance at end of year             (1,077)    (31,534)           (871)    (25,016)              -           -
-------------------------------------------------------------------------------------------------------------------
                                         86,167  $1,482,642          86,381  $1,391,886          87,158  $1,363,215
===================================================================================================================

See accompanying notes.


                                                                             45

Consolidated Financial Statements                   Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      (In Thousands)
----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                      1995         1994         1993
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                               $   192,888  $   141,407  $   261,240
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and amortization                                 298,714      257,759      225,989
      Deferred income taxes                                                     25,165        1,607       49,635
      Equity in earnings of unconsolidated affiliates, less distributions      (34,265)     (31,740)       1,532
      Gain on sale of stock of subsidiary and loss on disposal of assets      (144,969)      (3,554)    (158,592)
      Reserves for regulatory matters                                           (1,545)      62,542       16,845
      Gas supply realignment costs                                             (38,223)      18,736     (127,986)
      Funding of gas supply realignment cost liability                         (42,330)           -            -
      Natural gas purchase contract settlement costs                                 -       18,535       51,947
      Change in:
        Accounts receivable                                                    (66,470)     (22,533)     (60,687)
        Inventories                                                              2,766        3,174       50,535
        Accounts payable                                                        85,516       15,368       44,921
        Accrued interest and income taxes, net                                 (29,379)     (46,758)       5,199
        Other current assets                                                    (3,808)      16,490       10,446
        Other current liabilities                                              (16,508)     (18,072)      (2,325)
      Other                                                                    (43,218)      97,671       84,823
----------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                              184,334      510,632      453,522
----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Plant, property and equipment additions                                     (487,564)    (448,314)    (516,466)
  Net proceeds from sale of subsidiary stock and disposal of assets            592,838       18,832      343,610
  Investments in unconsolidated affiliates and other                           (12,959)    (171,660)     (16,185)
----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                     92,315     (601,142)    (189,041)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt                                   3,103,000    4,448,000      880,676
  Payments of long-term debt                                                (3,296,565)  (4,327,835)  (1,237,694)
  Changes in short-term borrowings                                              18,900       87,154      112,846
----------------------------------------------------------------------------------------------------------------
    Net changes in debt                                                       (174,665)     207,319     (244,172)
  Dividends paid                                                               (93,090)     (94,051)     (90,161)
  Other                                                                         19,264      (24,449)      22,667
----------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                    (248,491)      88,819     (311,666)
----------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            28,158       (1,691)     (47,185)
Cash and Cash Equivalents at Beginning of Year                                   9,131       10,822       58,007
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $    37,289  $     9,131  $    10,822
================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash Paid For:
 Interest (net of amount capitalized)                                      $    81,900  $    80,310  $    66,793
 Income taxes, net                                                              96,455       44,061       71,398
================================================================================================================

See accompanying notes.

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BUSINESS DESCRIPTION AND
     SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION - The Consolidated Financial Statements of Sonat Inc. (Sonat) and its subsidiaries (the Company) reflect operations in the Exploration and Production, Natural Gas Transmission, and Energy Marketing segments. The Exploration and Production segment is engaged in exploration, development and production of domestic oil and natural gas. The Natural Gas Transmission segment is primarily engaged in the interstate transmission of natural gas. The Energy Marketing segment is primarily engaged in the marketing of natural gas. For further description of business segments, see
Note 12. For a description of financial instruments, credit risk and contingencies, see Notes 3 and 9.
     PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of Sonat and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates owned 50 percent or less.
     Certain amounts in the 1994 and 1993 Consolidated Financial Statements have been reclassified to conform with the 1995 presentation.
     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.
     CASH EQUIVALENTS - Cash equivalents are typically money-market investments in the form of repurchase agreements, certificates of deposit and time deposits with maturities of three months or less at the time of purchase. These investments are accounted for at cost.
     INVENTORIES - At December 31, 1995, inventories consist primarily of materials and supplies that are carried at cost.
     GAS IMBALANCE RECEIVABLES AND PAYABLES - Gas imbalances represent the difference between gas receipts from and gas deliveries to the Company's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Imbalances incurred prior to implementation of Order No. 636 are settled through exchange of gas. Imbalances incurred after implementation of Order No. 636 are settled monthly.
     PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION - Plant, property and equipment is carried at cost. The Company provides for depreciation on a composite or straight-line basis, except for oil and gas properties. (See Notes 6 and 13.)
     REVENUE RECOGNITION - Revenue is recognized in the Exploration and Production segment when deliveries of oil and natural gas are made. The Company's Natural Gas Transmission segment recognizes revenue from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate. Revenue is recognized in the Energy Marketing segment in the period the transaction occurs.
     ENVIRONMENTAL EXPENDITURES - The Company provides for environmental liabilities when environmental assessments and/or remediation are probable and such costs to the Company can be reasonably estimated.
     INCOME TAXES - The Company follows a liability and asset approach in accounting for income taxes. Deferred tax liabilities and assets are determined using the tax rate for the period in which those amounts are expected to be paid or received.
     ISSUANCE OF STOCK BY SUBSIDIARY - The Company follows an accounting policy of income statement recognition for issuances of stock by a subsidiary (see Note 2).
     EARNINGS PER SHARE - Earnings per share amounts are computed on the basis of the weighted average number of common shares outstanding during the periods. The dilutive effect of stock options is less than 3 percent and is therefore excluded from the computation.
     DERIVATIVE FINANCIAL INSTRUMENTS - The Company follows hedge accounting for changes in the market value of derivative financial instruments. (See
Note 3.) Gains and losses are included in deferred liabilities or assets, respectively, until they are recognized in operating revenue when the hedged transaction is recorded. If the derivative instrument ceases to qualify as a hedge for accounting purposes, the associated gain or loss is immediately recognized and included as a component of Other Income (Loss), Net in the Consolidated Statements of Income. Cash flows from operating activities are recognized in the same section of the Consolidated Statements of Cash Flows as the hedged transaction.
     NEW ACCOUNTING PRONOUNCEMENTS - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company elected to adopt the Statement's

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. BUSINESS DESCRIPTION AND
   SIGNIFICANT ACCOUNTING POLICIES
   (continued)

provisions in the fourth quarter of 1995 and recognized a pretax impairment loss of $23 million on certain oil and gas properties in that period. (See Note 6.)
     In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, Accounting for Stock-Based Compensation, which will become effective for years beginning after December 15, 1995. This Statement will require that financial statements include certain disclosures about stock-based employee compensation and allows, but does not require, a fair value-based method of accounting for such compensation. The Company believes that this fair value-based method of accounting, if adopted, would not have a material effect on the Consolidated Financial Statements.

2.   CHANGES IN OPERATIONS

Sonat Marketing Company L.P. (Sonat Marketing) was formed in September 1995 and is jointly owned by the Company and Atlanta Gas Light Company (Atlanta). Sonat's wholly owned subsidiary, Sonat Marketing Company, contributed all of its assets and liabilities except $32 million of accounts receivable and Atlanta contributed $32 million in cash to Sonat Marketing in exchange for a 35 percent ownership interest. Atlanta has certain rights to resell to the Company its interest in Sonat Marketing, including a right until August 31, 2000, to receive the greater of fair market value or a formula price. As a result, the pretax gain on the transaction of approximately $23 million has been deferred. Minority interest in earnings of $.9 million is reflected in Other Income in the Consolidated Statements of Income.
     In June 1995, the Company sold back to Baker Hughes Incorporated for
$167 million the four million shares of Baker Hughes convertible preferred stock that the Company received as partial consideration for its sale of Teleco Oilfield Services Inc. to Baker Hughes in 1992. The sale resulted in an $8 million after-tax loss, or $.09 per share.
     On June 4, 1993, the initial public offering (IPO) of approximately 60 percent of Sonat Offshore Drilling Inc.'s common stock at $22.00 per share was closed. Prior to the offering, the Company owned 100 percent of Sonat Offshore. Sonat Offshore issued 15.5 million shares, and the Company sold
1.448 million of its shares, resulting in a combined pretax gain of $155.8 million. Net cash proceeds from the combined transactions, after underwriting commissions, expenses and tax provisions, totaled $340 million. The Company recognized an after-tax gain of $99.7 million, or $1.15 per share, from the combined transactions.
     In July 1995, the Company made a capital contribution of its remaining shares of Sonat Offshore common stock to Sonat Exploration Company. On July 26, 1995, Sonat Exploration sold in an underwritten public offering these shares of Sonat Offshore common stock at $30.25 per share. The net proceeds after underwriters' discounts and commissions were $326 million, which resulted in a pretax gain of $188 million. The Company realized an after-tax gain of $110 million, or $1.27 per share, on the transaction.

3.   FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
The Company, through its subsidiary Sonat Marketing, uses natural gas futures contracts, options, and oil and gas price swap agreements to reduce the effects of spot-market commodity price volatility on operating results. The Sonat Board of Directors has established policies that prohibit speculation with derivatives and limit swap agreements to counterparties with appropriate credit standings that have been approved by the Sonat Board of Directors. The Sonat Board of Directors has a similar policy regarding financial derivatives and their use to hedge financial market risks. No such hedges were placed during 1995.
     The derivative instruments used to hedge commodity transactions have historically had high correlation with commodity prices and are expected to continue to do so. The correlation of indices and prices is regularly evaluated to ensure that the instruments continue to be effective hedges. In the event that correlation falls below allowable levels, the gains or losses associated with the hedging instruments are immediately recognized to the extent that correlation was lost. In the fourth quarter of 1995, Sonat Exploration recognized a pretax loss of $8.4 million due to the loss of correlation of the New York Mercantile Exchange (NYMEX) futures market for natural gas with the price for natural gas in certain parts of the country.
     The maturity of derivative instruments is timed to coincide with the hedged transaction. If the hedged transaction is terminated early or if an anticipated transaction fails to occur, the deferred gain or loss associated with the derivative instrument is recognized in the current period, and the hedge is closed.
     FUTURES - Natural gas futures contracts and options on natural gas futures contracts are traded on the NYMEX. Contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Sonat Marketing uses futures contracts to reduce exposure to price risk when gas is not bought and sold simultaneously. At December 31, 1995, Sonat Marketing had a total of 486 net contracts open (1,210 long and 724 short futures contracts) and a deferred gain of $1.0 million, representing unrealized gains on contracts that

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

will mature throughout 1996. Option activity during 1995 was immaterial.
     NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets with a broker (the margin) at the time the contract is initiated. Brokers mark open positions to market daily and require additional assets to be maintained on deposit when significant unrealized losses are experienced or allow deposits to be reduced when unrealized gains are experienced. At December 31, 1995, Sonat Marketing had $11 million on deposit with brokers for margin calls.
     Sonat Exploration uses futures contracts to lock in the price for a portion of its expected future natural gas production when it believes that prices are at acceptable levels. The majority of the contracts have been sold no more than six months into the future. At December 31, 1995, Sonat Exploration had 3,266 short futures contracts open, all of which are traded by Sonat Marketing on Sonat Exploration's behalf. The related deferred loss is $11 million and relates to unrealized losses on contracts that will mature through October 1996.
     SWAPS - Price swap agreements call for one party to make monthly payments to (or receive payments from) another party based upon the differential between a fixed and a variable price (fixed-price swap) or two variable prices (basis swap) for a notional volume specified by the contract. Sonat Exploration uses swap agreements to hedge exposure to changes in spot-market prices on the amount of production covered in the agreement. Sonat Marketing uses swaps to lock in a margin on its gas transactions.
     Sonat Exploration has one swap price agreement for 1996 which hedges approximately 90 percent of its forecasted oil and condensate production from proven and behind pipe reserves and sets a fixed price of $18.00 per barrel. This swap is ineffective during days when the market price falls below $16.39 per barrel.
     Sonat Marketing had a total of nine fixed-price swap agreements and 40 variable-price swap agreements at December 31, 1995, to exchange payments based on a total notional volume of 74 TBtu of natural gas over periods ranging from one month to seven years. Sonat Marketing also has a gas price collar agreement which provides it a floor price of $1.80 on notional volumes of 52 TBtu and sets a ceiling price of $2.56 on notional volumes of 42 TBtu. In 1995, a gain of $5.2 million was recognized under this agreement.
     The Company's credit exposure on swaps is limited to the value of swaps that are in a favorable position to the Company. At December 31, 1995, the market value of the Company's fixed-price favorable swaps was $.3 million. The net position of all fixed-price swaps, both favorable and unfavorable, was $1.3 million unfavorable. The market value of the basis swaps is not material. The market value of the gas price collar agreement is $2.2 million unfavorable.

OTHER FINANCIAL INSTRUMENTS
The carrying amounts and fair values of the Company's financial instruments, other than derivatives, are as follows:


                                   (In Thousands)
------------------------------------------------------
                                 Carrying
December 31, 1995                Amounts   Fair Value
-----------------------------------------------------
Cash and Cash Equivalents         $37,289     $37,289
Investment in Debt Securities      38,944      39,098
Gas Supply Realignment Costs      199,073     199,073
Unsecured Notes Payable           218,900     218,900
Long-Term Debt                    789,063     862,123


                                    (In Thousands)
-----------------------------------------------------
                                 Carrying
December 31, 1994                 Amounts  Fair Value
-----------------------------------------------------
Cash and Cash Equivalents          $9,131      $9,131
Investment Securities:
  Non-current equity securities   180,000     150,000
  Non-current debt securities      33,821      32,946
Gas Supply Realignment Costs      160,850     160,850
Unsecured Notes Payable           200,000     200,000
Long-Term Debt                    982,628     987,506


     The following methods and assumptions were used by the Company in estimating its fair value disclosures for balance sheet financial instruments:
     CASH AND CASH EQUIVALENTS, GAS SUPPLY REALIGNMENT (GSR) COSTS AND UNSECURED NOTES PAYABLE - The carrying amount reported in the Consolidated Balance Sheets approximates its fair value.
     INVESTMENT SECURITIES - The fair value for equity securities in 1994 was based upon an estimate received from an independent valuation consultant. The fair values for marketable debt securities are based on quoted market prices.
     LONG-TERM DEBT - The fair values of the Company's long-term debt are based on quoted market values or estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.
     All of the Company's financial instruments are held for purposes other than trading.
     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and GSR costs which the Company expects to recover from its customers.
     The Company's cash equivalents and short-term investments represent securities placed with various high invest-

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   FINANCIAL INSTRUMENTS (continued)

ment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.
     Accounts receivable of the Exploration and Production segment are primarily from joint-interest partners, oil and gas marketing companies and pipeline companies. Accounts receivable of the Natural Gas Transmission segment relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers and interstate pipeline companies in the Southeast. Accounts receivable of the Energy Marketing segment relate to trading with other marketing companies, industrial end users and local distribution companies, with primary concentration in the Southeastern, Northeastern and Midwestern markets.
     The Company performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers. Accounts receivable are stated net of valuation allowances of $10.2 million in 1995 and $9.1 million in 1994.

4.   INVENTORIES

The table below shows the values of various categories of the Company's inventories by segment.



                                (In Thousands)
--------------------------------------------------
December 31,                   1995         1994
--------------------------------------------------

Exploration and Production:
  Materials and supplies     $ 2,311       $ 3,725

Natural Gas Transmission:
  Materials and supplies      21,625        21,267

Energy Marketing:
  Gas stored underground          19         1,695

Other                              1            35
--------------------------------------------------
                             $23,956       $26,722
==================================================



5.   UNCONSOLIDATED AFFILIATES

At December 31, 1995, the Company's investments in unconsolidated affiliates totaled $386.1 million, and the Company's share of underlying equity in net assets of the investees was $449.5 million. The difference is primarily due to the excess over cost of the Company's share of the underlying equity in net assets of Citrus Corp., which is being amortized over the depreciable life of Citrus' assets. Through December 31, 1995, the Company's cumulative equity in earnings of these unconsolidated affiliates was $252.1 million and cumulative dividends received from them totaled $153.4 million.
     The following table presents the components of equity in earnings of unconsolidated affiliates:




                                     (In Thousands)
-----------------------------------------------------------
Years Ended December 31,       1995       1994       1993
-----------------------------------------------------------

COMPANY'S SHARE OF REPORTED
  EARNINGS (LOSSES)
  Exploration and Production:
   Sonat/P Anadarko           $     -  $     -      $ 4,163
   Other                          615      245          502
-----------------------------------------------------------
                                  615      245        4,665
-----------------------------------------------------------
 Natural Gas Transmission:
   Citrus Corp.                26,813   27,554       (8,066)
   Amortization of
     Citrus basis difference    1,383    1,383        1,738
   Bear Creek Storage           9,596    8,954        8,638
   Other                         (239)     (60)        -
-----------------------------------------------------------
                               37,553   37,831        2,310
-----------------------------------------------------------
Energy Marketing                   (5)    (151)        (121)
-----------------------------------------------------------
 Other:
   Sonat Offshore Drilling      6,734    5,049        4,497
   Other                        1,361    1,345        1,014
-----------------------------------------------------------
                                8,095    6,394        5,511
-----------------------------------------------------------
                              $46,258  $44,319      $12,365
===========================================================

     EXPLORATION AND PRODUCTION AFFILIATE - Sonat Exploration had an initial 49 percent interest in Sonat/P Anadarko Limited Partnership (Sonat/P) which acquired oil and gas reserves in the Anadarko Basin of Oklahoma from Louisiana Land and Exploration Company in the third quarter of 1992. On October 4, 1993, Sonat Exploration acquired the remaining interest in Sonat/P not owned by it from Prudential Insurance Company. (See Note 13.) For the 1993 period prior to acquisition, Sonat/P had revenues of $16.3 million and reported earnings of $6.6 million.
     NATURAL GAS TRANSMISSION AFFILIATES - Sonat owns 50 percent of Citrus, the parent company of Florida Gas Transmission Company. Southern Natural Gas Company owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------


     The following is summarized financial information for Citrus:



                                          (In Thousands)
-------------------------------------------------------------------
Years Ended December 31,           1995        1994          1993
-------------------------------------------------------------------
Revenues                         $682,387    $477,462      $574,302
Expenses (Income):
  Natural gas cost                362,635     294,670       405,920
  Operating expenses               94,647      71,871        71,754
  Depreciation
    and amortization               81,227      63,737        59,896
  Allowance for funds
    used during
    construction                  (41,881)    (98,114)       (2,712)
  Interest and other               98,315      55,702        50,935
  Income taxes                     33,818      34,487         4,641
-------------------------------------------------------------------
Income (Loss) Reported           $ 53,626    $ 55,109      $(16,132)
====================================================================

                                            (In Thousands)
------------------------------------------------------------------
December 31,                            1995               1994
------------------------------------------------------------------
ASSETS
  Current                           $  107,093          $  161,779
  Net transmission plant
    and property                     2,401,847           2,235,137
  Other                                 72,272             103,887
------------------------------------------------------------------
                                    $2,581,212          $2,500,803
==================================================================
LIABILITIES AND EQUITY
  Current                           $  186,943          $  126,815
  Long-term debt and
    other liabilities                1,627,567           1,660,912
  Stockholders' equity                 766,702             713,076
------------------------------------------------------------------
                                    $2,581,212          $2,500,803
==================================================================



     Florida Gas' Phase III expansion, which began in 1994, was completed during February 1995, resulting in a significant decrease in allowance for funds used during construction in 1995.
     The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.




                                 (In Thousands)
------------------------------------------------------------
Years Ended December 31,   1995       1994             1993
------------------------------------------------------------
Revenues                  $36,167   $35,655          $36,566
Expenses:
  Operating expenses        5,408     5,303            6,137
  Depreciation              5,399     5,396            5,397
  Other expenses, net       6,167     7,048            7,756
------------------------------------------------------------
Income Reported           $19,193   $17,908          $17,276
============================================================
                                        (In Thousands)
------------------------------------------------------------
December 31,                          1995         1994
------------------------------------------------------------
ASSETS
  Current                          $  7,438         $  6,968
  Net plant and property            159,348          164,257
  Other                                 434              533
------------------------------------------------------------
                                   $167,220         $171,758
============================================================
LIABILITIES AND EQUITY
  Current                          $  8,554         $  8,356
  Long-term debt and
    other liabilities                62,658           69,587
  Participants' equity               96,008           93,815
------------------------------------------------------------
                                   $167,220         $171,758
============================================================


     On October 31, 1995, Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21 million each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.
     CONTRACT DRILLING AFFILIATE - In June 1993, the Company reduced its ownership of Sonat Offshore, which provides offshore drilling services, from 100 percent to approximately 40 percent and subsequently accounted for its investment on the equity method. In July 1995, the Company disposed of its remaining shares of Sonat Offshore (see Notes 2 and 12).

6.   PLANT, PROPERTY AND EQUIPMENT
     AND DEPRECIATION

Plant, property and equipment, by business segment, is shown in the following table:

                                  (In Thousands)
-------------------------------------------------------
December 31,                   1995            1994
-------------------------------------------------------

Exploration and Production  $2,436,283       $2,383,355
Natural Gas Transmission     2,315,002        2,241,972
Energy Marketing                 6,772           57,439
Other                           64,822           58,530
-------------------------------------------------------
                            $4,822,879       $4,741,296
=======================================================

     Plant, property and equipment includes construction work in progress of $43.6 million and $37.5 million at December 31, 1995 and 1994, respectively. Plant, property and equipment also includes $130.2 million and $141.8 million of gas stored underground at December 31, 1995 and 1994, respectively.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   PLANT, PROPERTY AND EQUIPMENT
     AND DEPRECIATION (CONTINUED)

     The accumulated depreciation, depletion and amortization amounts, by business segment, are as follows:

                                                 (In Thousands)
----------------------------------------------------------------------
December 31,                           1995                     1994
Exploration and Production          $1,008,815              $  991,621
Natural Gas Transmission             1,504,086               1,460,649
Energy Marketing                         1,449                  20,894
Other                                   30,970                  24,527
----------------------------------------------------------------------
                                    $2,545,320              $2,497,691
======================================================================


     The annual depreciation rates or useful productive lives, by business segment, are as follows:

------------------------------------------------------------
                              1995      1994         1993
------------------------------------------------------------
Natural Gas Transmission:
  Mainline transmission
    property                    2.8%       2.8%         2.8%
  Gas supply                    4.4%       4.4%         5.1%
  Gas gathering                 2.8%       2.8%        6.25%
  Underground
    storage facilities          3.3%       3.3%         3.3%
  Liquefied natural
    gas facilities              3.2%       3.2%         3.2%
Other                      3-20 yrs.  5-20 yrs.    5-20 yrs.
============================================================

     The successful efforts method of accounting used for oil and gas properties in the Exploration and Production segment results in the cost of proved oil and gas properties and development dry holes being capitalized and amortized on a unit-of-production basis over the life of remaining proved reserves. Also included in amortization on a unit-of-production basis are the estimated future dismantlement and abandonment costs.
     Primarily due to downward reserve revisions for certain properties in its year-end reserve report, the Company, in accordance with SFAS No. 121, reevaluated the recorded value of its oil and gas assets. Based on this evaluation, the Company determined that assets with a net book value of $98 million were impaired and therefore adjusted their fair value by an estimate of future net cash flows discounted at a market rate of interest. This $23 million impairment adjustment is included in Depreciation, Depletion and Amortization on the 1995 Consolidated Statement of Income.


7.   DEBT AND LINES OF CREDIT

LONG-TERM DEBT - Long-term debt consisted of:




                                                               (In Thousands)
-------------------------------------------------------------------------------------------
December 31,                                       1995                             1994
-------------------------------------------------------------------------------------------
Sonat Inc.
  Revolving Credit Agreement at
   rates based on prime,
   international or money-market
   lending rates expiring on
   December 31, 1998                             $      -                         $375,000
   6-7/8% Notes due June 1, 2005                  200,000                                -
   9-1/2% Notes due
     August 15, 1999                              100,000                          100,000
   8.65% Notes due through
     July 29, 1997                                 18,572                           27,857
   9.41% Notes due July 29, 1997                   35,000                           35,000
   9% Notes due May 1, 2001                       100,000                          100,000
   8.24% Senior Notes due
     through December 31, 2000                     10,900                           13,900
Southern Natural Gas Company
   7.85% Notes due
     January 15, 2002                             100,000                          100,000
   8-5/8% Notes due May 1, 2002                   100,000                          100,000
   8-7/8% Notes due
     February 15, 2001                            100,000                          100,000
South Georgia Natural Gas Company
   9.85% Term Loan due
     through December 31, 1997                      1,760                            2,640
   7.80% Term Loan due
     through December 31, 1997                        800                            1,200
Southern Energy Company
   Promissory Note
     (an effective rate of 6.75%
     at December 31, 1995)
     due through April 1999                        20,000                           25,000
Capital Leases                                      2,031                            2,031
-------------------------------------------------------------------------------------------
Total Outstanding                                 789,063                          982,628
Less Long-Term Debt Due
   Within One Year                                 18,750                           19,250
-------------------------------------------------------------------------------------------
                                                 $770,313                         $963,378
===========================================================================================

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

     Annual maturities of long-term debt at December 31, 1995, are as follows:


                                (In Thousands)
----------------------------------------------
Years
----------------------------------------------
1996                               $    18,750
1997                                    53,257
1998                                     7,213
1999                                   107,224
2000                                     2,135
2001-2005                              600,484
----------------------------------------------
                                   $   789,063
==============================================

     During 1995, Sonat borrowed $2.9 billion and repaid $3.3 billion under its long-term revolving credit agreement, resulting in no amounts outstanding and the full amount of $500 million available at December 31, 1995.
Borrowings are available through December 31, 1998.
     On June 12, 1995, Sonat issued $200 million of 67/8 Percent Notes due
June 1, 2005. The proceeds from the sale of the Notes were used to repay floating rate debt.
     UNSECURED NOTES - Loans outstanding under all short-term credit facilities are for a duration of less than three months.
     On July 30, 1995, Sonat's $300 million 364-day revolving credit agreement with several banks expired in accordance with the terms of the agreement and was not renewed. At December 31, 1994, $100 million was outstanding at a rate of 6.33 percent under this agreement.
     Sonat had $210 million and $100 million in commercial paper outstanding at an average rate of 6.12 percent and 6.30 percent at December 31, 1995 and 1994, respectively.
     On May 29, 1995, Sonat and Southern renewed their short-term lines of credit with several banks to provide for borrowings of $200 million and $50 million, respectively. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1995, $8.9 million was outstanding under Sonat's agreement at a rate of 6.68 percent and no amounts were outstanding under Southern's agreement. At December 31, 1994, no amounts were outstanding under either agreement.
     EXTRAORDINARY ITEM - On March 15, 1993, Sonat redeemed all of its outstanding 71/4 Percent Zero Coupon, Subordinated Convertible Notes due September 6, 2005, at a cost of approximately $272 million. The funds utilized for the redemption consisted of $52 million of cash on hand and a $200 million borrowing under Sonat's $500 million revolving credit agreement. The Company recognized an extraordinary noncash loss after-tax of $3.8 million, or $.04 per share, on the redemption.

8.   INCOME TAXES

An analysis of the Company's income tax expense (benefit) is as follows:

                                           (In Thousands)
----------------------------------------------------------------------------
Years Ended December 31,          1995           1994                1993
----------------------------------------------------------------------------
Current:
 Federal                        $71,827        $ 4,619              $ 46,230
 Foreign                             44              -                 3,305
 State                           (2,043)        10,930                 6,446
----------------------------------------------------------------------------
                                 69,828         15,549                55,981
----------------------------------------------------------------------------
Deferred:
 Federal                         21,936         13,188                40,435
 Foreign                              -              -                   649
 State                            3,229        (12,925)                5,594
----------------------------------------------------------------------------
                                 25,165            263                46,678
----------------------------------------------------------------------------
Income Tax Expense              $94,993        $15,812              $102,659
============================================================================

     Net deferred tax liabilities are comprised of the following:


                                                                     (In Thousands)
-----------------------------------------------------------------------------------------------
December 31,                                             1995                            1994
-----------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
  Depreciation                                          $294,789                       $279,619
  GSR and other transition costs                          26,052                          3,067
  Investments                                              4,003                         58,841
  Inventories                                             11,572                         11,571
  Other                                                    2,261                          2,686
-----------------------------------------------------------------------------------------------
    Total deferred tax liabilities                       338,677                        355,784
-----------------------------------------------------------------------------------------------
Deferred Tax Assets:
  Revenue reserves                                        74,876                         76,829
  Non-conventional fuel tax credits                        5,620                         32,334
  Employee benefits                                       11,084                         11,880
  Other accounting accruals                               20,763                         24,191
  Interest on income taxes                                 3,700                          6,047
  Other                                                    9,512                         16,546
-----------------------------------------------------------------------------------------------
    Total deferred tax assets                            125,555                        167,827
-----------------------------------------------------------------------------------------------
Net Deferred Tax Liabilities                            $213,122                       $187,957
===============================================================================================

     The Company has not provided a valuation allowance to offset deferred tax assets because, based on the weight of available evidence, it is more likely than not that all deferred tax assets will be realized.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.   INCOME TAXES (continued)

     Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:



                                                                     (In Thousands)
-------------------------------------------------------------------------------------------
Years Ended December 31,                                     1995        1994        1993
-------------------------------------------------------------------------------------------
Income Tax Expense at Statutory Federal Income Tax Rates   $100,758  $  55,027     $128,705
Increases (Decreases) Resulting From:
    State income taxes, net of federal income tax benefit       771     (3,634)       4,899
    Non-conventional fuel tax credits                       (11,380)   (14,217)     (19,242)
    Refunds and adjustment of  accrued tax position          14,639     (7,881)      (9,319)
    Dividend exclusion                                      (11,248)   (12,440)      (2,412)
    Effect of change in statutory rate on deferred taxes          -          -        1,342
    Other                                                     1,453     (1,043)      (1,314)
-------------------------------------------------------------------------------------------
Income Tax Expense                                          $94,993  $  15,812     $102,659
===========================================================================================

9.   COMMITMENTS AND CONTINGENCIES

RATE MATTERS - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates.
     CUSTOMER SETTLEMENT - In an order issued on September 29, 1995 (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. Several parties that opposed the Customer Settlement have filed with the FERC requests for rehearing of the Settlement Order. The FERC has not yet ruled on those rehearing petitions. The Customer Settlement resolves as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636 (described below). The Customer Settlement was supported initially by Southern, the FERC staff, customers representing approximately 95 percent of the firm transportation capacity on Southern's system, and other parties.
     On November 20, 1995, Southern and one of the initial contesting parties to the Customer Settlement filed a settlement with the FERC pursuant to which that party became a supporting party to the Customer Settlement. The November
20 settlement, which was not opposed, was approved by the FERC on February 2, 1996. With that addition, the Customer Settlement is now supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system. The Customer Settlement resolves, as to the supporting parties, all issues in Southern's current and prior rate cases. These four major rate cases cover consecutive periods beginning September 1, 1989, January 1, 1991, September 1, 1992 and May 1, 1993, respectively. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995 (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. Southern's GSR costs are discussed below (see Order No. 636).
     The Settlement Order also included authorizations for Southern to construct approximately $27 million of additional facilities to improve its existing level of transportation service and to expand service to Atlanta Gas Light Company and South Carolina Pipeline Corporation and its affiliate under firm contracts with terms of at least three years.
     In addition to approving the Customer Settlement, the Settlement Order decided on the merits all cost of service (including rate of return and the recovery of costs associated with Southern's Mississippi Canyon pipeline), cost allocation, and rate design issues for Southern's current rate case for the period beginning May 1, 1993. These rulings included a reversal of a 1994 administrative law judge determination that Southern could not include in its rates any portion of the approximately $45 million cost of a pipeline that Southern constructed in 1992 to connect gas reserves developed by Exxon Corporation in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana. The Settlement Order

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

also applied the merits determination concerning the recovery of Southern's Mississippi Canyon costs to the rate period beginning September 1, 1992. These determinations form the basis of FERC's approval of Southern's current rates to the contesting parties and refunds due them with respect to certain past rate periods. The contesting parties' requests for rehearing of the Settlement Order included challenges to many of the substantive rate determinations in the Settlement Order, such as the cost recovery of Southern's Mississippi Canyon pipeline, Southern's rate of return on equity, IT rate design, the appropriate IT and FT billing units used for designing rates, and the allocation of storage costs.
     Many of the other issues in the rate cases beginning September 1, 1989, January 1, 1991, and September 1, 1992, have previously been settled with the contesting parties. Thus, if the Customer Settlement and the rates determinations made in the Settlement Order are upheld on rehearing, there remains to be litigated, as to the contesting parties, the GSR cost recovery discussed below and only certain cost allocation and rate design issues, which would not be material even if such rate issues are determined adversely to Southern. The Customer Settlement continues to be contested by certain interruptible customers and firm customers representing approximately 3 percent of Southern's firm transportation capacity.
     The Settlement Order also permits the contesting parties to litigate the issue of the recovery of Southern's GSR and other Order No. 636 transition costs with the results to be applied only to such parties. The Settlement
Order decided the level of Southern's rates to contesting parties for the period beginning March 1, 1995, and ruled on numerous other rate issues for the pre-March 1, 1995, periods.
     In the event that the FERC on rehearing does not uphold the Customer Settlement and reverses or materially modifies its prior determinations of the substantive rate issues decided in the Settlement Order, then all parties would be permitted to challenge Southern's recovery of GSR and other transition costs and Southern's current rates would be affected by such ruling. In such event, Southern is unable to predict the outcome of any such transition costs recovery litigation or any modification of the FERC's prior rate determination, but the effect in the aggregate could be material.
     If the FERC denies contesting parties' rehearing requests, the Settlement Order will be subject to appeal to the courts. Although there can be no assurances, the Company believes that rehearing of the Settlement
Order, including the challenges to the rate determinations in that Order, should be denied by the FERC and that the Settlement Order should be upheld on any judicial appeal.
     In the fourth quarter of 1994, the Company recognized a $29 million charge associated with the Customer Settlement, which included anticipated amounts for costs that Southern would not recover from its customers, and also a $28 million charge for a provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994. As discussed below, Southern also incurred an additional $11 million charge in the fourth quarter of 1995 related to GSR costs not expected to be recovered.
     SEA ROBIN - In January 1995, Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June
1995, the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling is pending before the FERC.
     Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural
Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. Sea Robin is unable to predict the outcome of this proceeding, but any reduction in Sea Robin's rates as a result of this complaint could be implemented only on a prospective basis.
     GAS PURCHASE CONTRACTS - Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices. When a loss is probable and the amount can be reasonably estimated, it is accrued.
     ORDER NO. 636 - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under, existing gas purchase contracts, which are referred to as GSR costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amend-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES
     (continued)

ments or terminations of the contracts. Various parties have appealed the Order to the Circuit Courts of Appeal.
     On February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement became effective in October 1995 upon the Customer Settlement becoming effective. Additionally, Southern is a party to an agreement under which another high-cost contract price is reduced in exchange for monthly payments. Southern entered into a payment agreement on October
20, 1995, with a financial institution, pursuant to which Southern made a one-time payment of $42.3 million to the institution, which agreed to make these monthly payments. Including the above, as of December 31, 1995, Southern had either paid or accrued $263 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices.
     In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December
31, 1995, Southern had incurred $83 million in price differential costs.
     As described above, Southern's Customer Settlement resolves as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. Additionally, Southern will absorb an agreed-upon portion of its total GSR costs, an estimate of which was reflected in the provision for the Customer Settlement made in the fourth quarter of 1994. In the fourth quarter of 1995, Southern expensed GSR costs not expected to be recovered from customers based on its estimate of total GSR costs at December 31, 1995.
     The amount of GSR costs that Southern actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1995, to be approximately $366 million on a present-value basis.
     BRIGGS V. SONAT EXPLORATION - On October 9, 1995, a petition was filed against Sonat Exploration and its wholly owned subsidiary, Stateline Gas Gathering Company, by nine royalty interest owners (Plaintiffs) in a lawsuit styled A. L. Briggs, et al. v. Sonat Exploration Company, et al., in state court in Panola County, Texas. The petition challenges the appropriateness of certain post-production charges (e.g., gathering, transportation, and compression) that had been deducted from Plaintiffs' proportionate share of the amount Sonat Exploration has realized upon the sale of gas attributable to their royalty interest and alleges numerous violations of law. Relief sought by Plaintiffs includes actual damages, damages under the Deceptive
Trade Practices Act, exemplary damages, declaratory relief, an accounting, attorneys' fees, and prejudgment interest. The petition also requests the court to certify a nationwide class of plaintiffs. In an amended complaint Plaintiffs have also asserted that certain marketing fees deducted by Sonat Marketing in calculating the amount it paid Sonat Exploration for gas volumes purchased by Sonat Marketing since approximately July 1, 1992, are not authorized by law or the applicable leases, are not necessary, and have not been disclosed in accordance with law; and that Sonat Exploration has breached its contractual duties to royalty owners to obtain the highest sales price and to account to the royalty owners for their share of the proceeds attributable to the sale of Sonat Exploration's gas. Plaintiffs demanded that Sonat Exploration pay the proper amounts allegedly due them according to their respective leases, overriding royalty assignments, division orders, and operating agreements. Sonat Exploration intends vigorously to defend the litigation and to resist Plaintiffs' demands. Management is unable to predict the outcome of this litigation or the demands made by Plaintiffs or to estimate the amount or range of potential loss in the event of an unfavorable outcome.
     FERC AUDIT OF FLORIDA GAS - The FERC's Division of Audits has completed a compliance review of Florida Gas' books and records for the period January
1, 1991, through December 31, 1994. Among other things, the FERC auditors have proposed adjustments to the capitalization by Florida Gas of AFUDC during construction of its Phase III expansion facilities that, if made, would result in a charge to earnings by Florida Gas of approximately $44 million after-tax. Management of Florida Gas has advised the Company that it believes that its method of capitalizing AFUDC on Phase III was proper;
however, the final outcome of this matter cannot be determined.

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

     LEASES - The Company has operating lease commitments expiring at various dates, principally for office space and equipment. The Company has no significant capital leases.
     Rental expense for all operating leases from continuing operations is summarized below.

Rental Expense


                              (In Thousands)
----------------------------------------------------
Years Ended December 31,   1995     1994      1993
----------------------------------------------------
Non-Affiliated
  Operating Leases        $18,152  $18,709   $16,892
Affiliated Operating
  Leases                    3,635    3,669     3,589
----------------------------------------------------
                          $21,787  $22,378   $20,481
====================================================



     At December 31, 1995, future minimum payments for non-cancelable operating leases for the years 1996 through 2000 are $11 million or less per year. Future minimum rentals to be received under subleases for the years 1996 through 2000 are approximately $1 million per year.

10.  CAPITAL STOCK

Per share prices of the Company's common stock, based on the New York Stock Exchange listing of composite transactions, and dividends paid per common share for the last two years are summarized below.

Price Range and Dividends Paid
Per Common Share


                                 (Unaudited)
---------------------------------------------------------
Quarter                     1995               1994
---------------------------------------------------------
Price Range High-Low
 First               $30 3/8 - 26        $33     - 26
 Second               33     - 29 3/4     32 1/4 - 26 7/8
 Third                33 1/2 - 29 1/4     34 7/8 - 30 1/4
 Fourth               36 1/4 - 27 3/4     33 1/2 - 26 3/8
=========================================================
Dividends Paid
 First               $            .27    $            .27
 Second                           .27                 .27
 Third                            .27                 .27
 Fourth                           .27                 .27
---------------------------------------------------------
                     $           1.08    $           1.08
=========================================================
Shareholders of
 Record at Year-End            12,928              12,697
=========================================================

     The Company had no restrictions on the payment of dividends at December 31, 1995.
     The Company has a Stockholder Rights Plan (the 1985 Plan) designed to protect the interest of stockholders in the event of a hostile attempt to take over the Company and to make it more difficult for a person to gain control of the Company in a manner or on terms not approved by the Board of Directors. The rights under this plan were redeemable at any time by the Company before February 3, 1996, the end of their 10-year term, so long as an entity has not acquired 20 percent or more of the Company. As of December 31, 1995, 95,350,681 shares of common stock were reserved for issuance under this plan. The Company has adopted a Stockholder Rights Plan under an agreement dated January 8, 1996, which has the same purposes as the 1985 Plan. The new plan provides for the issuance of one right with respect to each outstanding share of common stock upon the expiration of the rights outstanding under the 1985 Plan. The rights issued under the new plan are redeemable at any time by the Company before their expiration on February 3, 2006, unless certain triggering events have occurred. The rights outstanding under the plan are excercisable for one one-hundreth of a share of Series A Participating Preference Stock, par value $1.00, with each share having substantially the rights and preferences of 100 shares of common stock.
     EXECUTIVE AWARD PLAN - The Company has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. In November 1995, the Company issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control. No other SARs have been issued since 1990. At December 31, 1995, 340,234 SARs relating to the earlier periods were outstanding. The Company issued 35,700 shares of restricted stock to employees during 1995. The shares generally vest 10 years from the date of grant, unless the closing price of the Company's common stock achieves certain specified levels. At December 31, 1995, 71,698 of the 354,700 cumulative restricted shares issued have vested. A new plan was authorized during 1995 which made an additional four million shares available for issuance.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.  CAPITAL STOCK (continued)

     The following table summarizes option activities in the Executive Award
Plan:

Number of Shares Under Option

                                                          (In Thousands)
--------------------------------------------------------------------------------------------
Years Ended December 31,                            1995            1994              1993
--------------------------------------------------------------------------------------------
Beginning of Year                                4,358,820       3,518,595         3,889,154
Granted                                            682,300         990,700           989,700
Exercised                                         (450,020)       (122,842)       (1,332,661)
Forfeited                                          (12,500)        (27,633)          (27,598)
--------------------------------------------------------------------------------------------
End of Year                                      4,578,600       4,358,820         3,518,595
============================================================================================
Exercisable                                      2,566,520       2,637,880         2,245,556
============================================================================================
Outstanding Option Prices                   $12.0625-32.25  $12.0625-30.00    $12.0625-30.00
============================================================================================
Exercised Option Prices                     $12.0625-30.00  $12.0625-25.75    $12.0625-25.75
============================================================================================
Shares Authorized for Future Grants at           4,230,800         946,023         1,999,256
  Year-End
============================================================================================

     Stock-based employee compensation decreased pretax income by $7.9 million in 1995, increased pretax income by $1.2 million in 1994 and decreased pretax income by $12.6 million in 1993.
     At December 31, 1995 and 1994, there were 10,000,000 shares of $1.00 par value Serial Preference Stock authorized, with none issued.
     DIRECTORS RESTRICTED STOCK PLAN - The Company has a Restricted Stock Plan for non-employee members of the Board of Directors of the Company. Full rights vest over a maximum of five years. The Company issued 967 shares during 1995. At December 31, 1995, 23,293 of the 37,460 cumulative shares granted have vested.
     TREASURY STOCK - In April 1994, the Board of Directors of the Company authorized the repurchase of up to two million shares of the Company's common stock. In October 1995, the Board of Directors of the Company extended the Company's stock repurchase program to April 30, 1997, and authorized the purchase of an additional one million shares of common stock. Purchases are being made from time-to-time in the open market or in privately negotiated transactions. Shares purchased under the authorization are expected to be reissued in connection with employee stock option and restricted stock programs. At December 31, 1995, 1,585,000 shares of common stock had been purchased and 508,000 shares had been reissued under this program.

11.  RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

RETIREMENT PLANS - Sonat Inc. has a trusteed, non-contributory, tax qualified defined benefit retirement plan (the Retirement Plan) covering substantially all employees of the Company. A supplemental benefit plan (the Supplemental
Plan) that provides retirement benefits in excess of those allowed under the Company's tax qualified retirement plan is also in effect for the Company. Benefits under the plans are based on a combination of years of service and a percentage of compensation. Benefits vest after a period of five years.
     The Company determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. Amounts are being placed in a trust established to provide benefits under the Supplemental Plan. However, this trust is not subject to any funding requirements. At December 31, 1995, this trust had assets with a fair market value of $35 million available to pay benefits. These assets are not considered plan assets under SFAS No. 87, Employers' Accounting for Pensions.
     The Company's net periodic pension (income) cost consists of the following components:

                                   (In Thousands)
------------------------------------------------------------
Years Ended December 31,     1995       1994          1993
------------------------------------------------------------

Service Cost - Benefits
  Earned during
  the Period              $  5,756    $  6,256     $  9,722
Interest Cost on
  Projected Benefit
  Obligation                25,822      24,407       25,246
(Gain) Loss on Assets      (97,687)     11,982      (60,558)
Net Amortization
  and Deferral              61,307     (49,397)      29,607
------------------------------------------------------------
                          $ (4,802)   $ (6,752)    $  4,017
============================================================

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

     The following table sets forth the assets and liabilities of the plans and the amount of the net pension asset or liability recognized in the Company's Consolidated Balance Sheets:

                                                                                       (In Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                        Plan with Obligations     Plan with Obligations
                                                                         Less than Assets(1)      in Excess of Assets(2)
                                                                             December 31,              December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                            1995         1994         1995         1994
Actuarial Present Value of Benefit Obligations:
    Vested benefit obligations                                            $282,993     $225,115     $ 25,552     $ 21,306
    Non-vested benefit obligations                                           8,053        8,195          514          314
-------------------------------------------------------------------------------------------------------------------------
    Accumulated benefit obligations                                        291,046      233,310       26,066       21,620
    Effect of projected future salary increases                             54,911       39,102       15,176        9,470
-------------------------------------------------------------------------------------------------------------------------
    Projected benefit obligations                                          345,957      272,412       41,242       31,090
Plan Assets at Fair Value(3)                                               433,574      355,106            -            -
-------------------------------------------------------------------------------------------------------------------------
Projected Benefit Obligations (in Excess of) or Less than Plan Assets       87,617       82,694      (41,242)     (31,090)
Unrecognized Net (Assets) or Obligations at Transition(4)                  (12,956)     (14,686)         307          358
Unrecognized Net (Gain) Loss                                               (68,075)     (70,182)      12,788        5,286
Unrecognized Prior Service Cost                                              5,320        5,936        3,941        4,203
Net Unamortized Deferred Charge from Early Retirement
  Termination Benefits(5)                                                    7,851        9,022        1,207        2,523
Adjustment Required to Recognize Minimum Pension Liability                       -            -       (1,861)           -
-------------------------------------------------------------------------------------------------------------------------
Net Pension Asset (Liability) Recognized in the Consolidated
  Balance Sheets                                                          $ 19,757     $ 12,784     $(24,860)    $(18,720)
=========================================================================================================================

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

     The provisions of SFAS No. 87, require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets. At December 31, 1995, an additional liability and intangible asset of $1.9 million is reflected in the Company's Consolidated Balance Sheet.
     The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

------------------------------------------
Years Ended December 31,  1995  1994  1993
------------------------------------------

Weighted Average
 Discount Rate            7.0%  8.5%  7.0%
Long-Term Rate of Return  9.5%  8.5%  9.0%
Increase in Future
 Compensation Levels
 (Composite Rate):
   Retirement and
     Supplemental Plans   5.5%  5.5%  6.0%
==========================================

     OTHER POSTEMPLOYMENT BENEFITS - The Company has plans that provide for postretirement health care and life insurance benefits to substantially all of its employees when they retire. The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for all plans as of January 1, 1993. SFAS No. 106 requires companies to accrue the cost of postretirement health care and life insurance benefits within the employees' active service periods. The Company has elected to amortize the transition obligation over a 20-year period.
     The annual net periodic cost for postretirement health care and life insurance benefits consists of the following components:

                                (In Thousands)
---------------------------------------------------
Years Ended December 31,    1995     1994     1993
---------------------------------------------------
Service Cost              $ 1,672  $ 1,843  $ 2,109
Interest Cost               7,409    7,051    7,567
Return on Plan Assets      (3,398)    (428)    (219)
Net Amortization
  and Deferral              5,546    3,200    3,947
---------------------------------------------------
                          $11,229  $11,666  $13,404
===================================================

                                                                             59

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS (continued)

     The Company funds postretirement health care benefits for employees of its regulated subsidiaries in an amount generally equal to the subsidiaries' annual SFAS No. 106 expense. The regulated subsidiaries currently recover their portion of postretirement expense through rates. The Company also funds its Retiree Life Insurance Plan for all its subsidiaries with the amount of funding determined on a year-to-year basis with the objective of having assets equal plan liabilities.
     The following table sets forth the funded status at December 31, 1995 and 1994, for the Company's postretirement health care and life insurance plans:

                                           (In Thousands)
------------------------------------------------------------
December 31,                             1995         1994
------------------------------------------------------------

Accumulated Postretirement
  Benefit Obligation:
  Retirees                            $ 68,353      $ 61,226
  Fully eligible active
    plan participants                    5,446         9,055
  Other active plan participants        23,503        22,711
------------------------------------------------------------
                                        97,302        92,992
Plan Assets at Fair Value(1)            24,352        17,030
------------------------------------------------------------
Accumulated Postretirement
  Benefit Obligation in Excess of
  Plan Assets                          (72,950)      (75,962)
Unrecognized Transition Obligation      61,140        65,142
Unrecognized Net Gain                   (7,465)       (6,902)
Net Unamortized Deferred Charge
  from Early Retirement
  Termination Benefits                   8,299        10,232
------------------------------------------------------------
Accrued Postretirement Benefit Cost   $(10,976)     $ (7,490)
============================================================

(1) Retiree Medical Plan assets are comprised of equity securities, municipal tax exempt bonds and short-term investment funds. Retiree Life Insurance Plan assets are held in a life insurance reserve account, which consists primarily of fixed income securities.

     The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

-------------------------------------------
Years Ended December 31,   1995  1994  1993
-------------------------------------------

Discount Rate              7.0%  8.5%  7.0%
Long-Term Rate of Return:
 Medical assets            5.5%  5.5%  5.5%
 Life insurance assets     7.5%  8.5%  7.0%
===========================================

     The rate of increase in the per capita costs of covered health care benefits is assumed to be 9 percent in 1996, decreasing gradually to 5 percent by the year 2000. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $13.1 million and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $1.5 million.
     The Company sponsors a postemployment benefit plan that provides disability benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, as of January 1, 1994. SFAS No. 112 requires companies to accrue a liability for employees' compensation for future absences if certain conditions are met.
For the years ended December 31, 1995 and 1994, $1.0 million and $1.3 million of expense, respectively, was recognized for this employee benefit plan.
     CORPORATE RESTRUCTURING - In late 1994 and early 1995, the Company completed a reduction in staffing levels in the office and field locations through a combination of special early retirement options and involuntary terminations involving 340 employees. The total cost of the program in 1994 amounted to $21.3 million, which included $3.1 million related to the qualified retirement plan, $10.8 million related to the postretirement plans, and $6.0 million of cash severance payments. Included in the cash severance amount was $2.0 million paid during 1994. Essentially all of the terminations, voluntary and involuntary, were completed by the end of January 1995.

12.  BUSINESS SEGMENT ANALYSIS

The Company's consolidated financial statements reflect operations in three segments: Exploration and Production, Natural Gas Transmission and Energy Marketing.
     The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas through its Exploration and Production segment. The oil and gas properties of the Exploration and Production segment are located principally onshore in the Southern coastal states, in various states in the Southwest and Midwest, and in federal waters offshore Louisiana and Texas. It derives the majority of its revenues through sales to Sonat Marketing (included in the Energy Marketing segment).
     The principal business of the Natural Gas Transmission segment is the transmission of natural gas in interstate commerce. Its transmission systems are located in the Southeastern United States. It transports gas to gas distributing companies, municipalities and gas districts, connecting interstate pipeline companies and industrial end-users. The principal industries served directly by the natural gas transmission's pipeline system and indirectly through its resale customers' distribution systems include the chemical, pulp and

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

paper, textile, primary metals, stone, clay and glass industries.
     The Energy Marketing segment is engaged in natural gas and electric power marketing for industrial and commercial users, gas distribution companies, gas producers and gas pipelines throughout the Gulf Coast, Southeastern, Midwestern and Northeastern United States.
     On June 4, 1993, the Company's ownership of Sonat Offshore, which provides offshore drilling services, was reduced from 100 percent to approximately 40 percent. (See Note 5.) Sonat Offshore's results prior to
June 4, 1993, are reported in the Other Business segment. The Company's remaining shares of Sonat Offshore's common stock were sold in July 1995. The Company's share of Sonat Offshore's results from June 4, 1993, to July 26, 1995, is shown as equity in earnings of Sonat Offshore. The Company's only foreign operations were conducted by Sonat Offshore and were immaterial to the Company's results in 1993.
     The Company's results of operations, revenues from major customers, capital expenditures and assets by business segment are shown in the following tables. Intersegment sales are primarily gas sales by the Exploration and Production segment and are priced at market rates.


     Operating profit is revenues less operating expenses. In determining operating profit, none of the following items have been included:
Unallocated general corporate revenues and expenses, interest, dividend and other income, interest expense, income taxes and equity in earnings of unconsolidated affiliates.

Business Segment Analysis

                                                                         (In Thousands)
---------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1995        1994        1993
---------------------------------------------------------------------------------------------------
Revenues:
  Exploration and production                                    $  403,488  $  412,750  $  353,018
  Natural gas transmission                                         661,597     727,179     832,649
  Energy marketing                                               1,249,903     942,208     635,292
  Other                                                             37,122       7,585     113,902
  Intersegment revenue                                            (361,969)   (353,755)   (193,714)
---------------------------------------------------------------------------------------------------
                                                                $1,990,141  $1,735,967  $1,741,147
==================================================================================================
Depreciation, Depletion and Amortization:
  Exploration and production                                    $  239,167  $  206,842  $  149,179
  Natural gas transmission                                          52,274      46,576      63,611
  Energy marketing                                                     955       2,954       2,837
  Other, including depreciation of corporate equipment               6,318       1,387      10,362
---------------------------------------------------------------------------------------------------
                                                                $  298,714  $  257,759  $  225,989
==================================================================================================
Operating Profit:
  Exploration and production                                    $   22,967  $   64,001  $   86,474
  Natural gas transmission                                         158,329      88,436     144,447
  Energy marketing                                                   6,510      11,901        (986)
  Other                                                              2,317       2,852       4,477
---------------------------------------------------------------------------------------------------
    Operating profit                                               190,123     167,190     234,412
Corporate Expenses, Net                                             (1,190)      2,249      (1,497)
---------------------------------------------------------------------------------------------------
    Operating income                                               188,933     169,439     232,915
Equity in Earnings (Losses) of Unconsolidated Affiliates:
  Exploration and production                                           615         245       4,665
  Natural gas transmission                                          37,553      37,831       2,310
  Energy marketing                                                      (5)       (151)       (121)
  Other                                                              8,095       6,394       5,511
Other Income, Net                                                  142,534      16,348     169,720
Interest Expense, Net                                              (89,844)    (72,887)    (47,272)
---------------------------------------------------------------------------------------------------
Income before Extraordinary Item and Income Taxes               $  287,881  $  157,219   $ 367,728
===================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  BUSINESS SEGMENT ANALYSIS (CONTINUED)

Revenues from Major Customers

                                     (In Thousands)
---------------------------------------------------------------
Years Ended December 31,        1995      1994           1993
---------------------------------------------------------------
Atlanta Gas Light:
  Natural gas
    transmission              $190,209  $250,932       $329,040
  Energy marketing              38,342    39,926         35,177
---------------------------------------------------------------
                              $228,551  $290,858       $364,217
===============================================================
Alabama Gas Corporation:
  Natural gas
    transmission              $ 91,635  $118,975       $147,210
  Energy marketing              50,134    59,556         57,348
---------------------------------------------------------------
                              $141,769  $178,531       $204,558
===============================================================



     Both of the major customers or their affiliates participate with the Company in certain joint venture operations.
     Capital expenditures for unconsolidated affiliates are accounted for on the books of the unconsolidated affiliates and therefore are not reflected in the totals appearing in the Company's Consolidated Financial Statements.

CAPITAL EXPENDITURES BY BUSINESS SEGMENT

                                 (In Thousands)
------------------------------------------------------
Years Ended December 31,    1995      1994      1993
------------------------------------------------------

Consolidated:
  Exploration and
    production            $416,158  $389,766  $430,852
  Natural gas
    transmission            62,720    51,206    59,907
  Energy marketing           2,758     3,200     1,105
  Other                      5,928     4,142    24,602
------------------------------------------------------
                           487,564   448,314   516,466
------------------------------------------------------
Unconsolidated
  Affiliates
  (Company's Portion):
    Exploration and
      production               723       101    10,559
    Natural gas
      transmission         100,489   398,389    18,516
    Other                      525       452     3,080
------------------------------------------------------
                           101,737   398,942    32,155
------------------------------------------------------
                          $589,301  $847,256  $548,621
======================================================


     Identifiable assets by business segment are those assets that are used in the Company's operations in each business. Corporate assets are typically investments, cash and equipment.

Assets by Business Segment



                                (In Thousands)
--------------------------------------------------------
December 31,             1995        1994         1993
--------------------------------------------------------
Identifiable Assets:
  Exploration and
    production        $1,592,399  $1,488,054  $1,308,189
  Natural gas
    transmission       1,285,404   1,155,242   1,216,050
  Energy marketing       261,751     189,651     184,746
  Other                   37,850      37,531      42,640
  Adjustments and
    eliminations        (103,579)    (70,444)    (86,159)
--------------------------------------------------------
                       3,073,825   2,800,034   2,665,466
--------------------------------------------------------
Investments in
  Unconsolidated
  Affiliates:
    Exploration and
      production           4,876       6,281       6,345
    Natural gas
      transmission       368,527     338,608     149,276
    Energy
      marketing              490         932         793
    Other                 12,188     140,508     138,807
--------------------------------------------------------
                         386,081     486,329     295,221
Corporate Assets          51,535     244,323     253,310
--------------------------------------------------------
    Total Assets      $3,511,441  $3,530,686  $3,213,997
========================================================


13.  Oil and Gas Operations (Unaudited)

At December 31, 1995, the Company had interests in oil and gas properties that are located primarily in Texas, Louisiana, Arkansas, Oklahoma, Alabama, and offshore Louisiana and Texas in the Gulf of Mexico. The Company does not own or lease any oil and gas properties outside the United States.
     In October 1993, the Company acquired the remaining interest in Sonat/P not owned by it from Prudential Insurance Company whereby the partnership was subsequently dissolved. (See Note 5.)

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

     Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:

Capitalized Costs

                                    (In Thousands)
-------------------------------------------------------
December 31,                      1995         1994
-------------------------------------------------------
Oil and Gas Properties:
 Proved properties              $2,336,264  $2,258,237
 Unproved properties               100,019     125,118
-------------------------------------------------------
                                 2,436,283   2,383,355
Less Accumulated Depreciation,
 Depletion and Amortization      1,008,815     991,621
-------------------------------------------------------
                                $1,427,468  $1,391,734
=======================================================

     Costs incurred in oil and gas producing activities were as follows:

Costs Incurred

                                 (In Thousands)
------------------------------------------------------
Years Ended December 31,    1995      1994      1993
------------------------------------------------------
Property Acquisition
  Costs:
    Proved properties     $208,866  $142,294  $211,933
    Unproved properties     14,767    28,953    62,617
Exploration Costs           12,138    11,284     8,265
Development Costs          183,056   215,205   151,875
------------------------------------------------------
    Total Costs           $418,827  $397,736  $434,690
=======================================================
Sonat's Share of
  Sonat/P's Costs of
  Property Acquisition,
  Exploration, and
  Development             $      -  $      -  $ 10,432
=======================================================

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, and changes in such quantities were as follows:

Reserve Data

----------------------------------------------------------------------------------------------------------
                                                Liquids -   Gas -   Liquids -   Gas -   Liquids -   Gas -
                                                Thousand   Billion  Thousand   Billion  Thousand   Billion
                                                  Bbls.    Cu. Ft.    Bbls.    Cu. Ft.    Bbls.    Cu. Ft.
----------------------------------------------------------------------------------------------------------
December 31,                                            1995               1994                1993
---------------------------------------------------------------------------------------------------------
Proved (Developed and
 Undeveloped) Reserves, Net:
   Beginning of year                            31,627    1,367.3    27,094   1,186.6    19,604     974.9
   Revisions of previous estimates                 998       48.4    (2,891)     31.3     2,410      (6.2)
   Transfer of Sonat/P reserves                      -         -         -        -         426      39.5
   Extensions, discoveries and other additions   6,774      173.8     4,876     107.2     2,470      68.7
   Purchases of reserves in place               16,954      248.1     8,059     229.9     6,396     274.7
   Sales of reserves in place                   (6,656)    (149.0)     (129)     (6.0)     (468)    (18.9)
   Production                                   (5,469)    (183.1)   (5,382)   (181.7)   (3,744)   (146.1)
---------------------------------------------------------------------------------------------------------
     End of Year                                44,228    1,505.5    31,627   1,367.3    27,094   1,186.6
=========================================================================================================
Proved Developed Reserves:
 Beginning of year                              22,269    1,001.0    19,776     899.6    15,304     696.5
 End of year                                    25,613    1,060.1    22,269   1,001.0    19,776     899.6
=========================================================================================================
Sonat's Proportional Interest in:
 Production of Sonat/P                              -        -         -        -         34          4.2
=========================================================================================================

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.  OIL AND GAS OPERATIONS (Unaudited)
     (continued)

     The significant changes to reserves, other than acquisitions, dispositions or production, are due to reservoir performance in existing fields, drilling of additional wells in existing fields and development of new fields in early 1995. There were no other events or major discoveries, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 1995.
     Results of operations from producing activities by fiscal year were as follows:

RESULTS OF OPERATIONS

                                    (In Thousands)
--------------------------------------------------------------------------
  Years Ended December 31,   1995              1994            1993
--------------------------------------------------------------------------
  Net Revenues:
    Sales                 $175,032           $148,530        $200,143
    Affiliated sales       228,456            264,220         151,987
--------------------------------------------------------------------------

      Total                403,488            412,750         352,130

  Production Costs         (81,046)           (81,067)        (64,548)
  Exploration Expenses      (9,065)           (12,181)         (6,678)
  Depreciation, Depletion
    and Amortization      (239,167)          (206,842)       (149,179)
--------------------------------------------------------------------------
                            74,210            112,660         131,725
  Income Tax Expense       (14,730)           (25,031)        (27,066)
--------------------------------------------------------------------------
  Results of Operations
    from Producing
    Activities (Excluding
    Corporate Overhead
    and Interest Costs)   $ 59,480           $ 87,629        $104,659
==========================================================================
  Sonat's Share of
    Sonat/P's Results of
    Operations for
    Producing Activities
    (before Tax)          $     -            $    -          $  4,900
==========================================================================

     The standarized measure of discounted future net cash flows relating to proved oil and gas reserves follows:

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                        (In Thousands)
------------------------------------------------------------------------
December 31,                     1995         1994         1993
------------------------------------------------------------------------

Future Cash Inflows          $3,562,789   $2,835,781   $3,051,484
Future Production
  and Development
  Costs                      (1,286,074)  (1,200,581)  (1,044,410)
Future Income
  Tax Expenses                 (354,041)     (83,931)    (236,632)
------------------------------------------------------------------------
Future Net
  Cash Flows                  1,922,674    1,551,269    1,770,442
10% Annual
  Discount for
  Estimated
  Timing of
  Cash Flows                   (611,206)    (465,469)    (477,824)
------------------------------------------------------------------------
Standardized
  Measure of
  Discounted
  Future Net
  Cash Flows                 $1,311,468   $1,085,800   $1,292,618
==========================================================================

     For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using realized oil and gas prices for the month of December of each respective year.

                                                     SONAT INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS




--------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                 1995        1994          1993
--------------------------------------------------------------------------------------------------------
Sales and Transfers of Oil and Gas Produced, Net of Production Costs  $(322,442)  $(331,683)  $(287,583)
Net Changes in Prices and Production Costs                              186,034    (327,290)    (25,100)
Extensions, Discoveries and Improved Recovery, Less Related Costs       176,080     104,554      87,185
Transfer of Sonat/P Reserves                                                  -           -      44,209
Changes in Estimated Future Development Costs                           (15,362)    (28,397)    (17,179)
Development Costs Incurred During the Period                            103,138      68,945      47,278
Revisions of Previous Quantity Estimates                                 49,129      11,157       8,572
Accretion of Discount                                                   105,288     129,974     103,689
Net Change in Income Taxes                                             (180,223      40,039     (34,751)
Purchases of Reserves in Place                                          333,260     160,335     317,764
Sales of Reserves in Place                                             (155,952)     (5,226)    (17,159)
Changes in Production Rates (Timing) and Other                          (53,282)    (29,226)     68,220
--------------------------------------------------------------------------------------------------------
                                                                      $ 225,668   $(206,818)  $ 295,145
========================================================================================================




14.  QUARTERLY RESULTS (Unaudited)

Selected unaudited quarterly data is shown below:

                                     (In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------------------
                           1st              2nd                 3rd                  4th
                         Quarter           Quarter             Quarter               Quarter
--------------------------------------------------------------------------------------------

1995(1)(3)
Revenues                 $425,034       $476,344             $509,429              $579,334
Operating Income           55,120         77,740               35,204                20,869
Net Income                 37,617         17,341              130,520                 7,410
============================================================================================
Earnings Per Share            .44            .20                 1.51                   .09
============================================================================================
1994(2)(3)
Revenues                 $479,507       $415,015             $411,765              $429,680
Operating Income (Loss)    76,699         52,505               49,203                (8,968)
Net Income                 49,610         34,541               35,292                21,964
============================================================================================
Earnings Per Share            .57            .40                  .40                   .25
============================================================================================



(1) Net income for the second quarter of 1995 includes a loss of $20.0 million, or $.23 per share, related to the sale of properties by the Company's exploration and production subsidiary; a a gain of $24.4 million, or $.28 per share, related to terminations of long-term gas sales contracts by the Company's exploration and production subsidiary; and a loss of $8.2 million or $.09 per share, related to the sale of the Company's investment in Baker Hughes Incorporated convertible preferred stock.

     Net income for the third quarter of 1995 includes income of $110.1 million, or $1.27 per share, related related to the sale of the Company's remaining shares of Sonat Offshore common stock.

     Net income for the fourth quarter of 1995 includes a loss of $15.0 million, or $.17 per share, related related to the impairment of oil and gas properties associated with the adoption of Statement of Financial Accounting Standards No. 121; a loss of $6.8 million, or $.08 per share, on unrecoverable gas contract realignment costs at Southern; and a loss of $5.5 million, or $.06 per share on natural gas future contracts that ceased accounting as hedges due to the decoupling of the NYMEX futures market for natural gas with the price of natural gas in certain parts of the country.

(2) Net income for the fourth quarter of 1994 includes a gain of $20.3 million, or $.23 per share, related to the settlement of an examination of the Company's federal income tax returns for the years 1986 through 1988; a charge for Southern's rate settlement of $17.9 million, or $.21 per share; and charges for a reduction in work force and other matters amounting to $22.0 million, or $.25 per share.

(3) In accordance with a new FERC policy, certain fuel revenues and fuel operating costs have been netted. Therefore revenue and operating cost have been restated for 1995 and 1994.

-------------------------------------------------------------------------------
SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     (In Millions, Except Per-Share Amounts)
------------------------------------------------------------------------------------------------------------------------------
                                                        1995             1994                   1993              1992
------------------------------------------------------------------------------------------------------------------------------
Revenues                                               $ 1,990.1          $ 1,735.9            $1,741.1          $1,484.4
Costs and Expenses                                       1,801.2            1,566.5             1,508.2           1,273.3
------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                    188.9              169.4               232.9             211.1
Other Income (Expense), Net(3)                             188.8               60.7               182.1              22.0
Interest Expense, Net                                      (89.8)             (72.9)              (47.3)            (96.3)
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  before Extraordinary Item and Income Taxes               287.9              157.2               367.7             136.8
Income Taxes (Benefits)                                     95.0               15.8               102.7              35.8
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  before Cumulative Effect of Accounting Changes           192.9              141.4               265.0             101.0
Income (Loss) from Discontinued Operations(1)                -                  -                    -              111.4
Extraordinary Loss, Net of Tax(2)                            -                  -                  (3.8)               -
Cumulative Effect of Change in Method
  of Accounting for Investment Tax Credits                   -                  -                    -                 -
Cumulative Effect of Change in Method
  of Accounting for Income Taxes                             -                  -                    -                 -
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                      $   192.9          $   141.4            $  261.2          $  212.4
=============================================================================================================================
Earnings (Loss) Per Share from Continuing
  Operations before Extraordinary Item                 $    2.24          $    1.62            $   3.05          $   1.17
Earnings (Loss) Per Share                              $    2.24          $    1.62            $   3.01          $   2.47
Weighted Average Shares Outstanding (thousands)           86,270             87,119              86,703            85,945
Dividends Paid Per Share                               $    1.08          $    1.08            $   1.04          $   1.00
==============================================================================================================================
Assets                                                 $ 3,511.4          $ 3,530.7            $3,214.0          $3,165.3
Debt Maturing within One Year                          $   237.7          $   219.3            $  232.9          $   20.1
Long-Term Debt                                             770.3              963.4               741.2           1,175.7
Stockholders' Equity                                     1,482.6            1,391.9             1,363.2           1,172.3
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                   $ 2,490.6          $ 2,574.6            $2,337.3          $2,368.1
==============================================================================================================================



NOTES:

(1) Discontinued operations include the measurement-while-drilling businesses as of 1991 and the marine transportation and underwater services businesses as of 1986.

(2) In March 1993, the Company recognized a loss on the redemption of the Company's 71/4 Percent Zero Coupon, Subordinated Convertible Notes, which were due September 6, 2005.

(3) In June 1993, the Company reduced its ownership of Sonat Offshore from 100 percent to 40 percent. In July 1995, the Company disposed of its remaining shares of Sonat Offshore common stock.

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

                            (In Millions, Except Per-Share Amounts)
--------------------------------------------------------------------------------------------------
        1991           1990          1989          1988          1987          1986        1985

      $1,421.0      $1,356.9      $1,659.2      $1,277.3      $1,344.9      $1,628.6    $2,258.6
       1,217.5       1,192.2       1,481.4       1,142.4       1,176.5       1,929.3     2,225.2
--------------------------------------------------------------------------------------------------
         203.5         164.7         177.8         134.9         168.4        (300.7)       33.4
          14.7          69.8          47.1          12.5          41.5         118.1         5.2
        (117.7)       (102.6)        (75.2)        (54.4)        (54.6)        (77.9)      (47.9)
--------------------------------------------------------------------------------------------------

         100.5         131.9         149.7          93.0         155.3        (260.5)       (9.3)
          22.6          40.7          54.1          40.5          85.2        (144.7)      (13.0)
--------------------------------------------------------------------------------------------------

          77.9          91.2          95.6          52.5          70.1        (115.8)        3.7
         (11.9)          2.7          (2.0)          2.2          24.9         (73.6)      (14.1)
             -             -             -             -             -             -           -

             -             -             -             -             -             -        62.4

             -             -             -          13.1             -             -           -
--------------------------------------------------------------------------------------------------
      $   66.0      $   93.9      $   93.6      $   67.8      $   95.0      $ (189.4)   $   52.0
==================================================================================================

      $    .91      $   1.07      $   1.17      $    .65      $    .87      $  (1.43)   $    .05
      $    .77      $   1.10      $   1.15      $    .83      $   1.17      $  (2.34)   $    .64
        85,771        85,612        81,682        81,238        80,912        80,948      80,916
      $   1.00      $   1.00      $   1.00      $   1.00      $   1.00      $   1.00    $  .9625
==================================================================================================
      $3,208.5      $3,045.1      $2,892.3      $2,969.5      $3,074.4      $3,288.8    $3,413.2
      $   79.2      $   63.1      $  155.9      $   50.4      $  225.6      $  104.6    $  150.7
       1,315.1       1,094.0         929.5         859.4         824.8       1,336.3       996.2
       1,042.7       1,060.5       1,035.3       1,010.2       1,023.0       1,005.9     1,276.3
--------------------------------------------------------------------------------------------------
      $2,437.0      $2,217.6      $2,120.7      $1,920.0      $2,073.4      $2,446.8    $2,423.2
==================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Sonat has not had a change in accountants within twenty-four months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Sonat required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in the Proxy Statement of Sonat Inc. dated as of March 13, 1996 (the "Proxy Statement"), which information is hereby incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to this report on Form 10-K. Information regarding the executive officers of Sonat is presented following Item 4 of this report, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       ------
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors................................     II-16
  Consolidated Balance Sheets at December 31, 1995 and 1994........................     II-17
  Consolidated Statements of Income for the years ended December 31, 1995, 1994,
     and 1993......................................................................     II-19
  Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1995, 1994, and 1993.............................................     II-20
  Consolidated Statements of Cash Flows for the years ended December 31, 1995,
     1994, and 1993................................................................     II-21
  Notes to Consolidated Financial Statements.......................................     II-22

  2. FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                       ------
Included in Part IV of this report:
  Consolidated Financial Statements of Citrus Corp. (50-percent-owned joint
     venture) at December 31, 1995 listed on Page IV-7.............................      IV-7

     Financial Statement Schedules have been omitted as not applicable or because the subject matter is either not present or is not present in amounts sufficient to require submission of the schedule, in accordance with the instructions contained in Regulation S-X, or the required information is included in the financial statements or notes thereto.

     Financial statements of 50-percent-or-less-owned companies and joint ventures, other than Citrus Corp., are not presented herein because such companies and joint ventures do not meet the significance test.

  3. EXHIBITS(1)

EXHIBIT
 NUMBER                                        EXHIBITS
--------  -----------------------------------------------------------------------------------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3-(a)     Restated Certificate of Incorporation of Sonat Inc. (Restating the Certificate of
          Incorporation as in effect as of April 28, 1994) filed as Exhibit 3(a) to Form 10-Q of Sonat Inc. for the quarter ended March 31, 1994
3-(b)     By-Laws of Sonat Inc. as amended and in effect December 1, 1995, filed herewith
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1       Rights Agreement dated as of January 8, 1996, between Sonat Inc. and Chemical
          Mellon Shareholder Services, L.L.C., as Rights Agent, with exhibits, filed as
          Exhibit 99 to Form 8-A of Sonat Inc. dated January 10, 1996
4.2       Form of Indenture dated June 1, 1986, from Sonat Inc. to Manufacturers Hanover
          Trust Company, Trustee, filed as Exhibit 4-(1) to Amendment No. 1 to Registration
          No. 33-5947 dated June 4, 1986

---------------

(1) Sonat will furnish to requesting security holders any exhibit on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be made in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202.

EXHIBIT
 NUMBER                                        EXHIBITS
--------  -----------------------------------------------------------------------------------
4.3       Form of Indenture dated June 1, 1987, from Southern Natural Gas Company to
          Manufacturers Hanover Trust Company, Trustee, filed as Exhibit 4-(1) to
          Registration No. 33-47266 of Southern Natural Gas Company dated April 16, 1992
4.4       $400 Million Note Agreement dated November 3, 1986, between Citrus Corp. and the
          Purchasers named therein, filed as Exhibit 4-(5) to Form 10-K of Sonat Inc. for the year 1990
4.5       Credit Agreement dated as of December 15, 1993, among Sonat Inc., the Banks named therein, and The Chase Manhattan Bank (National Association), Chemical Bank, and
          Morgan Guaranty Trust Company of New York, as Co-Agents, filed as Exhibit 4-(5) to
          Form 10-K of Sonat Inc. for the year 1993
4.6       Certificate of Designations of Series A Participating Preference Stock of Sonat
          Inc. dated January 8, 1996, as filed with the Secretary of State of the State of
          Delaware January 16, 1996, filed herewith
PRINCIPAL SERVICE AGREEMENTS OF SOUTHERN NATURAL GAS COMPANY
10.1      Form of Service Agreements, Nos. 866940, 866941 and S10710, between Southern
          Natural Gas Company and Alabama Gas Corporation, effective November 1, 1993, filed as Exhibit 10-(2) to Form 10-Q of Sonat Inc. for the quarter ended September 30,
          1993
10.2      Service Agreements (1) No. S10019, effective November 1, 1993, (2) Nos. 901710 and
          901711, effective June 1, 1994, and No. 902516, effective October 1, 1994, (3)
          Amendatory Agreements dated March 1, 1995, to Service Agreements (Nos. 901710 and
          902516), and (4) Amendatory Agreement dated February 1, 1996, to Service Agreement
          No. 901710, between Southern Natural Gas Company and South Carolina Pipeline
          Corporation, filed as (1) Exhibit 10-(3) to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1993, (2) Exhibit 10.5 to Form 10-Q of Sonat Inc. for the
          quarter ended September 30, 1994, (3) Exhibit 10.4 to Form 10-Q of Sonat Inc. for
          the quarter ended March 31, 1995, and (4), which is filed herewith
10.3(a)   Service Agreement No. 902470, effective September 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.6 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(b)   Service Agreement No. 904460, effective November 1, 1994, and (1) Amendatory
          Agreement dated June 1, 1995, between Southern Natural Gas Company and Atlanta Gas
          Light Company, filed as Exhibit 10.7 to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1994, except (1), which was filed as Exhibit 10 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1995
10.3(c)   Service Agreement No. 904461, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.8 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(d)   Service Agreement No. 904480, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.9 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(e)   Service Agreement No. 904481, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.10 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(f)   Service Agreement No. S20150, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.11 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(g)   Service Agreement No. S20140, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.12 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994

EXHIBIT
 NUMBER                                        EXHIBITS
--------  -----------------------------------------------------------------------------------
10.3(h)   Amendatory Agreement dated March 1, 1995, to Service Agreements (Nos. 904480,
          904481, and S20140) between Southern Natural Gas Company and Atlanta Gas Light
          Company, filed as Exhibit 10.2 to Form 10-Q of Sonat Inc. for the quarter ended
          March 31, 1995
10.3(i)   Amendatory Agreement dated March 1, 1995, to Service Agreements (No. 902470) and
          (Nos. 904460, 904461, and S20150) effective November 1, 1994, between Southern
          Natural Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.3 to Form
          10-Q of Sonat Inc. for the quarter ended March 31, 1995
COMPENSATION PLANS AND MANAGEMENT CONTRACTS
10.4      Supplemental Benefit Plan of Sonat Inc. as Amended and Restated effective February
          25, 1993, (1) amendment dated April 28, 1994, and (2) amendment dated December 1,
          1995, filed as Exhibit 10-(4) to Form 10-K of Sonat Inc. for year 1993, except (1), which was filed as Exhibit 10.2 to Form 10-Q of Sonat Inc. for quarter ended
          September 30, 1994, and (2), which is filed herewith
10.5      Executive Award Plan of Sonat Inc. as Amended and Restated as of December 1, 1995,
          filed herewith
10.6      Restricted Stock Plan for Directors of Sonat Inc. (as Amended and Restated as of
          September 15, 1993), and (1) amendment dated December 1, 1995, filed as Exhibit
          10-(6) to Form 10-K of Sonat Inc. for the year 1993, except (1), which is filed herewith
10.7      Performance Award Plan of Sonat Inc. effective as of January 27, 1994, and (1)
          amendment dated December 1, 1995, filed as Exhibit 10-(7) to Form 10-K of Sonat
          Inc. for the year 1993, except (1), which is filed herewith
10.8      Cash Bonus Plan of Sonat Inc. effective as of January 27, 1994, and (1) amendment dated December 1, 1995, filed as Exhibit 10-(8) to Form 10-K of Sonat Inc. for the year 1993, except (1), which is filed herewith
10.9      Sonat Inc. Retirement Plan for Directors as Amended and Restated as of December 2,
          1994, and (1) amendment dated December 1, 1995, filed as Exhibit 10.9 to Form 10-K of Sonat Inc. for the year 1994, except (1), which is filed herewith
10.10(a)  Executive Severance Agreement dated December 1, 1995, between Sonat Inc. and Ronald
          L. Kuehn, Jr. and schedule identifying substantially identical Executive Severance
          Agreements between Sonat Inc. and other parties, filed herewith
10.10(b)  Executive Severance Agreement dated December 1, 1995, between Sonat Inc. and Donald
          G. Russell, filed herewith
10.11     Directors' Fees Deferral Plan of Sonat Inc. effective as of August 15, 1985, filed as Exhibit 10-(14) to Form 10-K of Sonat Inc. for the year 1990 and amendment dated
          December 1, 1995, which is filed herewith
10.12     Indemnity Agreement dated December 4, 1987, between Sonat Inc. and Ronald L. Kuehn,
          Jr. and schedule identifying substantially identical indemnity agreements between
          Sonat Inc. and other directors of Sonat Inc. and (1) Indemnity Agreement dated
          September 1, 1994, between Sonat Inc. and Adrian M. Tocklin, (2) Indemnity
          Agreement dated September 22, 1994, between Sonat Inc. and Donald G. Russell, and
          (3) Indemnity Agreement dated November 1, 1995, between Sonat Inc. and Max L.
          Lukens, filed as Exhibit 10-(11) to Form 10-K of Sonat Inc. for the year 1992, except (1), which was filed as Exhibit 10.3 to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1994, (2), which was filed as Exhibit 10.4 to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1994, and (3), which is filed herewith
10.13     Trust Agreement dated December 19, 1986, between Sonat Inc. and AmSouth Bank N.A.
          for Section 415 Retirement Plan Benefits and Vesting Benefits under the
          Supplemental Benefit Plan and Early Retirement Benefits under the Executive
          Severance Agreements, filed as Exhibit 10-(15) to Form 10-K of Sonat Inc. for the year 1991

EXHIBIT
 NUMBER                                        EXHIBITS
--------  -----------------------------------------------------------------------------------
10.14     Trust Agreement dated December 19, 1986, between Sonat Inc. and AmSouth Bank N.A.
          for Section 415 Stock Purchase Plan Benefits under the Supplemental Benefit Plan, filed as Exhibit 10- (16) to Form 10-K of Sonat Inc. for the year 1991
10.15     Trust Agreement dated December 19, 1986, between Sonat Inc. and AmSouth Bank N.A.
          for Benefits under the Retirement Plan for Directors, filed as Exhibit 10-(17) to
          Form 10-K of Sonat Inc. for the year 1991
10.16     Form of Sonat Inc. Executive Life Insurance Program Split Dollar Agreement,
          Collateral Assignment Agreement, and Program Description, each dated as of July 1,
          1990, with (1) schedule identifying the persons participating in such Programs, filed as Exhibit 10-(20) to Form 10-K of Sonat Inc. for the year 1990, except (1), which is filed herewith
OTHER MATERIAL CONTRACTS
10.17     Restated and Amended Joint Venture Agreement dated September 1, 1981, between
          Tennessee Storage Company and Southern Gas Storage Company forming Bear Creek
          Storage Company (with Appendices A-G), filed as Exhibit 10-(22) to Form 10-K of
          Sonat Inc. for the year 1991
10.18     Service Agreement dated June 1, 1981, with Bear Creek Storage Company, and FERC Gas
          Tariff of Bear Creek Storage Company, effective July 1, 1981, filed as Exhibit
          10-(23) to Form 10-K of Sonat Inc. for the year 1991
10.19     Parents Agreement dated September 15, 1981, from Southern Natural Gas Company and
          Tenneco Inc. in favor of Manufacturers Hanover Trust Company and T. C. Crane, filed as Exhibit 10-(25) to Form 10-K of Sonat Inc. for the year 1991
10.20     Capital Stock Agreement among Sonat Inc., Enron Corp., Houston Natural Gas
          Corporation, and Citrus Corp. dated June 30, 1986, filed as Exhibit 10-(26) to Form
          10-K of Sonat Inc. for the year 1991
10.21     Standby Note Purchase Agreement among Sonat Inc., Credit Lyonnais New York Branch, as Administrative Agent for the Banks party to the Revolving Credit Agreement with
          Citrus Corp., and Citrus Corp. dated December 23, 1993, and the $300 Million
          Revolving Credit Agreement dated as of December 23, 1993, among Citrus Corp., as
          Borrower, and The Banks named therein, as Banks, and Credit Lyonnais New York
          Branch and The Toronto-Dominion Bank, as Managing Agents, to which the Standby Note
          Purchase Agreement applies, filed as Exhibit 10-(23) to Form 10-K of Sonat Inc. for the year 1993
OTHER EXHIBITS
11        Sonat Inc. and Subsidiaries Computation of Earnings Per Share, filed herewith
12        Computation of Ratio of Earnings to Fixed Charges, filed herewith
21        Subsidiaries of Sonat Inc., filed herewith
22        Proxy Statement of Sonat Inc. dated as of March 13, 1996, which is not to be deemed
          "filed" as part of this Form 10-K, except to the extent incorporated by reference under Items 10, 11, 12 and 13 of Part III of this Form 10-K, filed herewith
23        Consent of Ernst & Young LLP, Independent Auditors, dated March 18, 1996, filed herewith
24        Powers of Attorney authorizing Ronald L. Kuehn, Jr.; Thomas W. Barker, Jr.; James
          A. Rubright; and John C. Griffin to sign the Sonat Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995, on behalf of certain directors and officers of the registrant, filed herewith
27        Financial Data Schedule for the period ended December 31, 1995, filed herewith

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

     (c) Exhibits

     Exhibits required by Item 601 of Regulation S-K have been filed electronically with this report on Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SONAT INC.

                                          By:   /s/  RONALD L. KUEHN, JR.
                                            ------------------------------------
                                                    RONALD L. KUEHN, JR.
                                                   CHAIRMAN OF THE BOARD,
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER
Dated: March 21, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                             CAPACITY                   DATE
---------------------------------------------   ------------------------   ---------------------
(i) Principal Executive Officer:

          /s/  RONALD L. KUEHN, JR.             Chairman of the Board,            March 21, 1996
---------------------------------------------     President and Chief
           (RONALD L. KUEHN, JR.)                 Executive Officer

(ii) Principal Financial Officer:

             /s/  THOMAS W. BARKER, JR.         Vice President -- Finance         March 21, 1996
---------------------------------------------     and Treasurer
           (THOMAS W. BARKER, JR.)

Principal Accounting Officer:

                /s/  JAMES A. RUBRIGHT          Senior Vice President             March 21, 1996
---------------------------------------------     and General Counsel
             (JAMES A. RUBRIGHT)

(iii) Directors:*

     RONALD L. KUEHN, JR.                         JOHN J. PHELAN, JR.
     WILLIAM O. BOURKE                            JEROME J. RICHARDSON
     JOHN J. CREEDON                              DONALD G. RUSSELL
     ROBERTO C. GOIZUETA                          L. EDWIN SMART
     ROBERT J. LANIGAN                            ADRIAN M. TOCKLIN
     MAX L. LUKENS                                JAMES B. WILLIAMS
     CHARLES MARSHALL                             JOE B. WYATT
     BENJAMIN F. PAYTON

*Signed on behalf of each of these persons:

By /s/  JAMES A. RUBRIGHT
   ------------------------------------------
    JAMES A. RUBRIGHT
    SENIOR VICE PRESIDENT AND GENERAL COUNSEL
    AS AUTHORIZED BY CERTAIN POWERS OF
    ATTORNEY DATED FEBRUARY 22, 1996,
    AND ONE DATED FEBRUARY 27, 1996,
    ALL OF WHICH ARE FILED HEREWITH
    AS EXHIBIT 24

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


              Report of Ernst & Young LLP, Independent Auditors



Board of Directors
Citrus Corp.

We have audited the accompanying consolidated balance sheets of Citrus Corp. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrus Corp. and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                    /s/  Ernst & Young LLP


                                                    Ernst & Young LLP





Birmingham, Alabama
February 29, 1996

                        CITRUS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



----------------------------------------------------------------------------------------------------------
                                                                                      December  31,
                                                                                      -------------
(In Thousands)                                                                 1995                   1994
----------------------------------------------------------------------------------------------------------
ASSETS
    Current Assets
         Cash                                                            $      2,985           $     78,068

         Trade and other receivables
             Customers, net                                                    62,296                 45,628
             Affiliated companies                                                 385                    752

         Contract reformation costs, net                                       33,584                 29,749

         Commodity adjustment costs                                             5,411                  5,399

         Materials and supplies                                                 2,379                  1,955

         Other                                                                     53                    228
                                                                         ------------           ------------

             Total Current Assets                                             107,093                161,779
                                                                         ------------           ------------

    Deferred Charges
         Unamortized debt expense                                               8,737                  9,736
         Contract reformation costs, net                                         -                    32,832
         Commodity adjustment costs                                            40,217                 45,628
         Other                                                                 23,318                 15,691
                                                                         ------------           ------------

             Total Deferred Charges                                            72,272                103,887
                                                                         ------------           ------------

    Property, Plant and Equipment, at cost                                  2,797,051              2,593,533
         Less - accumulated depreciation and amortization                     395,204                358,396
                                                                         ------------           ------------

             Net Property, Plant and Equipment                              2,401,847              2,235,137
                                                                         ------------           ------------

TOTAL ASSETS                                                             $  2,581,212             $2,500,803

------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        CITRUS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------
                                                                                    December  31,
                                                                                    -------------
(In Thousands)                                                               1995                   1994
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities

         Notes payable to banks                                           $    70,000            $         -

         Accounts payable
             Trade                                                             43,172                 36,015
             Affiliated companies                                               7,727                 27,018

         Accrued liabilities
             Interest                                                          18,088                 18,342
             Income taxes                                                       2,065                  4,856
             Other taxes                                                        3,381                  1,341

         TCR deferred revenues                                                 37,392                 21,258

         Other                                                                  5,118                 17,985
                                                                          -----------            -----------

             Total Current Liabilities                                        186,943                126,815
                                                                          -----------            -----------

    Long-Term Debt                                                          1,125,000              1,125,000
                                                                          -----------            -----------

    Deferred Credits
         Deferred income taxes                                                466,030                444,250
         TCR deferred revenues                                                   -                    45,034
         Other                                                                 36,537                 46,628
                                                                          -----------            -----------

             Total Deferred Credits                                           502,567                535,912
                                                                          -----------            -----------

    Commitments and Contingencies (Notes 8 and 9)

    Stockholders' Equity
         Common stock, $1 par value; 1,000 shares
             authorized, issued and outstanding                                     1                      1
         Additional paid-in capital                                           634,271                634,271
         Retained earnings                                                    132,430                 78,804
                                                                          -----------            -----------

             Total Stockholders' Equity                                       766,702                713,076
                                                                          -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 2,581,212            $ 2,500,803

------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CITRUS CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS



------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended December  31,
                                                                              -------------------------
(In Thousands)                                                        1995                1994             1993
------------------------------------------------------------------------------------------------------------------
Revenues
    Gas sales                                                       $377,218            $305,350          $407,977
    Gas transportation                                               305,169             172,112           141,725
    Other                                                               -                   -               24,600
                                                                    --------            --------          --------

                                                                     682,387             477,462           574,302
                                                                    --------            --------          --------

Costs and Expenses
    Natural gas purchased                                            362,635             294,670           405,920
    Operations and maintenance                                        79,880              63,365            63,228
    Depreciation and amortization                                     81,227              63,737            59,896
    Taxes - other than income taxes                                   14,767               8,506             8,526
                                                                    --------            --------          --------

                                                                     538,509             430,278           537,570
                                                                    --------            --------          --------

Operating Income                                                     143,878              47,184            36,732
                                                                    --------            --------          --------

Other Income (Expense)
    Interest expense, net                                            (98,887)            (55,760)          (51,842)
    Allowance for funds used during construction                      41,881              98,114             2,712
    Other, net                                                           572                  58               907
                                                                    --------            --------          --------

                                                                     (56,434)             42,412           (48,223)
                                                                    --------            --------          --------

Income (Loss) Before Income Taxes                                     87,444              89,596           (11,491)

Income Tax Expense                                                    33,818              34,487             4,641
                                                                    --------            --------          --------

Net Income (Loss)                                                     53,626              55,109           (16,132)

Retained Earnings, Beginning of Year                                  78,804              23,695            39,827
                                                                    --------            --------          --------

Retained Earnings, End of Year                                      $132,430           $  78,804          $ 23,695

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        CITRUS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended December  31,
                                                                              -------------------------
(In Thousands)                                                       1995               1994               1993
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

    Net income (loss)                                             $   53,626          $    55,109       $   (16,132)

    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
         Depreciation and amortization                                81,227               63,737            59,896
         Deferred income taxes                                        21,780               25,577             4,641
         Allowance for funds used during construction                (41,881)             (98,114)           (2,712)

    Changes in assets and liabilities
         Trade and other receivables                                 (16,301)              (1,494)            9,763
         Materials and supplies                                         (424)               3,326             4,270
         Accounts payable                                            (12,134)             (29,421)           11,040
         Accrued liabilities                                          (1,005)              13,230               771
         Other current assets and liabilities                        (12,692)               9,081            (3,175)

    Contract reformation settlements and
         adjustments                                                  (3,917)              (8,169)          (18,802)
    Other, net                                                       (18,599)             (49,960)          (22,442)
                                                                  ----------          -----------       -----------

Net Cash Provided by (Used in) Operating Activities                   49,680              (17,098)           27,118
                                                                  ----------          -----------       -----------
Cash Flows From Investing Activities
    Additions to property, plant and equipment                      (208,627)            (855,832)         (110,615)
    Allowance for funds used during construction                      41,881               98,114             2,712
    Disposition of property, plant and equipment, net                    883               (2,024)             (696)
                                                                  ----------          -----------       -----------

Net Cash Used in Investing Activities                               (165,863)            (759,742)         (108,599)
                                                                  ----------          -----------       -----------

Cash Flows From Financing Activities
    Short-term bank borrowings, net                                   70,000             (275,000)          120,000
    Proceeds from issuance of long-term debt                            -                 790,000               -
    Payment of long-term debt                                           -                 (90,000)          (30,000)
    TCR sale proceeds                                                   -                  86,313               -
    TCR remittances                                                  (28,900)             (20,021)              -
    Hedging proceeds                                                    -                  36,161               -
    Equity contribution from stockholders                               -                 318,000               -
                                                                  ----------          -----------       -----------

Net Cash Provided by Financing Activities                             41,100              845,453            90,000
                                                                  ----------          -----------       -----------

Increase (Decrease) in Cash and Cash
    Equivalents                                                      (75,083)              68,613             8,519

Cash and Cash Equivalents, Beginning of Year                          78,068                9,455               936
                                                                  ----------          -----------       -----------

Cash and Cash Equivalents, End of Year                            $    2,985          $    78,068       $     9,455

-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

Additional cash flow information:
    The company made the following interest and income tax payments:
    Interest (net of amounts capitalized)                         $  104,348          $    58,180         $  54,510
    Income taxes paid (received)                                      14,160                4,054            (2,149)


                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      REPORTING ENTITY

              Citrus Corp. (the Company), a holding company formed in 1986, owns 100% of the stock of Florida Gas Transmission Company (Transmission) and Citrus Trading Corp. (Trading). The stock of the Company is owned 50% by Sonat Inc. (Sonat) and 50% by Houston Pipe Line Company, a subsidiary of Enron Corp. (Enron).

              Transmission, an interstate gas pipeline extending from South Texas to South Florida, is engaged in the interstate transmission of natural gas and is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

              Trading is engaged in the sale of natural gas primarily to Florida Power & Light Co., a large electric utility in the state of Florida, to local distribution customers, and to end users, the majority of which are in the state of Florida.

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

              ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES - To manage the risks of price fluctuations, Trading follows the practice of entering into swap agreements in certain energy products. All related gains and losses are recognized currently in income as adjustments to costs and expenses. Trading uses the settlement method of accounting for its commodity swaps and the Company uses the deferral method for its interest-rate swaps. Commodity swaps are settled monthly and gains and losses are recognized immediately. The effects of commodity swaps are recorded as an adjustment to natural gas purchased. Interest-rate swaps made in 1994 have been closed and the termination gain has been deferred in other deferred credits in the consolidated balance sheets to be amortized against interest expense over the portion of the debt agreement associated with the swaps. Fees associated with these transactions have been expensed as incurred.

              DEPRECIATION, AMORTIZATION AND MAINTENANCE POLICIES - The Company amortizes that portion of its investment in Transmission and other subsidiaries which is in excess of historical cost (acquisition adjustment) on a straight-line basis at an annual rate of 1.9% based upon the estimated remaining useful life of the pipeline system. Transmission has provided for depreciation of assets on a straight-line basis at an annual composite rate of 1.41%, .75% and 3.06% for 1995, 1994 and 1993, respectively. Depreciation rates are based on the estimated useful lives of the individual assets.

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

              In 1994, Trading entered into an agreement with a major customer which provides significant future benefits over previous gas sales contracts. The agreement required Trading to make approximately $55 million in deposits on the customers behalf over sixteen months. Trading is amortizing the total amounts paid on a volumetric basis over the term of the new agreement. Amortization of these payments is included in depreciation and amortization expense.

              Transmission amortizes contract reformation costs based on volume deliveries and FERC-approved recovery rates. Such amortization is included in depreciation and amortization expense.

              Transmission charges to maintenance the costs of repairs and renewal of items determined to be less than units of property. Costs of replacements and renewals of units of property are capitalized. The original costs of units of property retired are charged to the depreciation reserves, net of salvage and removal costs.

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

              USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


(3)      LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

             Long-term debt outstanding at December 31, 1995 and 1994 was as follows (in thousands):


            Citrus Corp.
            ------------

            11.10% Notes due 1998-2006               $    175,000
              8.49% Notes due 2007-2009                    90,000
                                                     ------------
                                                          265,000
                                                     ------------
            Transmission
            ------------

              7.75% Notes due 1997                        100,000
              9.30% Notes due 1998                         25,000
              8.14% Notes due 1999                        200,000
              9.75% Notes due 1999-2008                    65,000
              8.63% Notes due 2004                        250,000
             10.11% Notes due 2009-2013                    70,000
              9.19% Notes due 2005-2024                   150,000
                                                     ------------
                                                          860,000
                                                     ------------
            Total Long-Term Debt                     $  1,125,000
                                                     ============

(3)      LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS   (continued)

              Annual maturities and sinking fund requirements on long-term debt outstanding as of December 31, 1995 were as follows (in thousands):

                   Year                         Amount
                   ----                         ------
                   1996                               --
                   1997                           100,000
                   1998                            44,250
                   1999                           225,750
                   2000                            25,750
                   Thereafter                     729,250
                                             ------------
                                             $  1,125,000
                                             ============


              The Company has a note agreement that contains certain restrictions which, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends. The agreements relating to Transmission's promissory notes include, among other things, restrictions as to the payment of dividends.

              The Company had no committed lines of credit at December 31, 1995. Transmission has a committed line of credit of $70.0 million at an average rate of 6.26% which was fully utilized at December 31, 1995, and uncommitted facilities for up to $30.0 million which were available at December 31, 1995.

              In April 1994, Transmission entered into an agreement in which it transferred the rights to future cash flows from collections of certain transportation surcharge receivables relating to the recovery of contract reformation costs. Transmission received $86.3 million relating to the transfer of rights to future cash flows. The Company's TCR revenues on the consolidated balance sheets are collateralized by transportation surcharge receivables included in contract reformation costs.


(4)      INCOME TAXES

              The principal components of the Company's net deferred income tax liabilities at December 31, 1995 and 1994 are as follows (in thousands):

                                                                                                     1995            1994
                                                                                                 -----------      -----------
                           Deferred income tax assets
                             Net operating loss carryforward                                     $       498      $     5,013
                             Other                                                                    21,595           29,077
                                                                                                 -----------      -----------
                                                                                                      22,093           34,090
                                                                                                 -----------      -----------

                           Deferred income tax liabilities
                             Depreciation and amortization                                           460,058          436,712
                             Contract reformation costs                                               23,500           37,181
                             Other                                                                     4,565            4,447
                                                                                                 -----------      -----------
                                                                                                     488,123          478,340
                                                                                                 -----------      -----------
                           Net deferred income tax liabilities                                   $   466,030      $   444,250
                                                                                                 ===========      ===========

             Total income tax expense for the years ended December 31, 1995, 1994 and 1993 is summarized as follows (in thousands):

                                                                   1995            1994            1993
                                                                  -------        -------        ---------
         Payable currently
           Federal                                                $10,138        $ 7,000        $      --
           State                                                    1,900          1,910               --
                                                                  -------        -------        ---------
                                                                   12,038          8,910               --
                                                                  -------        -------        ---------

         Payment deferred
           Federal                                                 18,867         21,882           (5,091)
           State                                                    2,913          3,695             (347)
                                                                  -------        -------        ---------
                                                                   21,780         25,577           (5,438)
                                                                  -------        -------        ---------
         Effect of tax rate increase on
           deferred tax liability                                    --               --           10,079
                                                                  -------        -------        ---------
         Total income tax expense                                 $33,818        $34,487        $   4,641
                                                                  =======        =======        =========


              The differences between taxes computed at the U.S. federal statutory rate and the Company's effective tax rate for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                                   1995           1994              1993
                                                                 --------      ----------         ---------
         Statutory federal income tax provision                  $ 30,605      $   31,359         $  (4,022)
         Net state income taxes                                     3,128           3,063              (226)
         Tax rate increase                                           --              --              10,079
         Revision of prior years' tax estimates                      --              --              (1,200)
         Other                                                         85              65                10
                                                                 --------      ----------         ---------
         Income tax expense                                      $ 33,818      $   34,487         $   4,641
                                                                 ========      ==========         =========

              The Company has a consolidated net operating loss (NOL) carryforward for tax purposes of approximately $1.3 million. The NOL will be available until 2008, at which time it will expire. The Company also has an alternative minimum tax (AMT) credit of approximately $17.5 million which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carryforward period. For financial statement purposes, the Company has recognized the benefit of the NOL and AMT credit carryforward as a reduction of deferred tax liabilities.


(5)      EMPLOYEE BENEFIT PLANS

              The employees of Citrus Corp. and its subsidiaries are covered under Enron's employee benefit plans. Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. Through December 31, 1994, participants in the Enron Plan with five years or more of service were entitled to retirement benefits based on a formula that uses a percentage of final average pay and years of service. In connection with a change to the retirement benefit formula, Enron amended the Enron Plan in 1995 providing, among other things, that all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual of 5% of annual base pay. Pension expenses charged by Enron were immaterial for 1995, 1994 and 1993.

              Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Enron Plan to the extent allocations to the individual employees' retirement accounts within the ESOP exceed accrued benefits under the Enron Plan. At December 31, 1995, all shares included in the ESOP had been allocated to the employee accounts.

              As of September 30, 1995, the most recent valuation date, the actuarial present value of projected plan benefit obligations for the Enron Plan in which the employees of the Company participate was greater than the plan net assets by approximately $19.3 million. The assumed discount rate and rate of return on plan assets used in determining the actuarial present value of projected plan benefits were 7.5% and 10.5%, respectively. The assumed rate of increase in wages was 4.0%.

              In addition to providing pension benefits, Enron also provides certain health care and life insurance benefits to eligible employees (and their eligible surviving spouses) who retire under the Enron Plan. Benefits are provided under the provisions of a contributory defined dollar benefit plan.

              Effective January 1, 1993, Citrus adopted the provisions of SFAS No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 requires that employers providing postretirement benefits accrue those costs over the service lives of the employees expected to be eligible to receive such benefits.
         Citrus has elected the prospective transition approach and is amortizing the transition obligation which existed at January 1, 1993, over a period of approximately 19 years. The Company's net periodic postretirement benefit cost charged by Enron were $.9, $.8 and $.7 million for 1995, 1994 and 1993, respectively, substantially all of which relates to Transmission and is expected to be recovered through rates. The measurement of the accumulated postretirement benefit obligation (APBO) assumes a 7.5% discount rate and a health care cost trend rate of 11.7% in 1995 decreasing to 5% by the year 2006 and beyond. The APBO exceeded plan assets by $120.8 million as of its most recent valuation date of December 31, 1995.


(6)      MAJOR CUSTOMERS

              Revenues from individual customers exceeding 10% of total revenues for the years ended December 31, 1995, 1994 and 1993 were approximately as follows (in thousands):

                                             Customers                             1995               1994            1993
                                             ---------                         -------------       ---------       -----------
                           Florida Power & Light Co.                           $     343,000       $ 267,000       $   263,000
                           Enron Capital and Trade Resources                          65,000              --                --

              At December 31, 1995, the Company's subsidiaries had receivables of approximately $30.9 and $4.5 million from Florida Power & Light Co. and Enron Capital and Trade Resources, respectively.


(7)      RELATED PARTY TRANSACTIONS

              The Company incurs certain corporate administrative expenses including employee benefit costs from Enron and its affiliates. The Company was charged approximately $11.6, $17.4 and $14.8 million for these expenses for the years ended December 31, 1995, 1994 and 1993, respectively.

              The Company's subsidiaries provide natural gas sales and transport services to Enron and Sonat affiliates at rates equal to rates charged to non-affiliated customers in the same class of service. Revenues related to these services amounted to approximately $66.1, $9.1 and $13.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's subsidiaries purchased gas from affiliates of Sonat of approximately $84.1, $22.0 and $10.8 million for the years ended December 31, 1995, 1994 and 1993, respectively.
         The Company's subsidiaries also purchased gas from affiliates of Enron of approximately $186.7, $139.4 and $31.1 million for the years ended December 31, 1995, 1994 and 1993, respectively.

              The Company has an agreement with an affiliate of Enron in which the affiliate manages the operations of Trading in exchange for a $1.2 million annual fee.


(8)      RATE MATTERS

              Transmission was authorized by the FERC in April 1989 to recover via a volumetric surcharge certain take-or-pay buy-out and buy-down costs billed by Southern Natural Gas Company (Southern Fixed Charges) and paid by Transmission. By order issued May 31, 1995, the FERC authorized Transmission to eliminate this volumetric surcharge and recover any remaining Southern Fixed Charges balances pursuant to mutually agreed-upon arrangements between Transmission and its customers with remaining balances. All such balances have been resolved.

              The Company has been authorized by the FERC to recover certain transition costs incurred through the reformation of gas supply contracts related to the Company's jurisdictional sales services. On November 1, 1993, the Company's Order No. 636 restructuring settlement went into effect. In addition to the existing recovery mechanism, the settlement allows the Company to recover 100% of any transition payments from $106 million up to $160 million. Furthermore, 75% of payments after the $160 million level would be recoverable.

              The Company has certain gas purchase contracts which provide for take-or-pay obligations which have not yet been terminated. Certain suppliers have made claims for payment under the take-or-pay provision of these contracts. As the Company completes the termination of its remaining gas purchase contracts, it is possible that additional payments to suppliers may be made to resolve these contract issues. To the extent additional payments are made, the Company believes that these costs will be 100% recoverable through existing tariff mechanisms.

              On December 30, 1994, Transmission made a Section 4 rate filing proposing an increase in its annual revenues, exclusive of the Phase III Expansion, of approximately $9.7 million, as well as certain operational tariff modifications. In an order issued January 31, 1995, the FERC accepted and suspended the filing to be effective July 1, 1995, subject to refund and certain conditions. An Interim Stipulation and Agreement was reached on March 23, 1995 that, among other things, provided for: 1) the suspension of the procedural schedule while Transmission and the other parties to the proceeding undertook negotiations with respect to the proposed operational modifications, and 2) the agreement that Transmission would not move into effect the new rates pending such negotiations. On August 24, 1995, a Settlement was filed resolving all issues in the proceeding and resulted in the withdrawal of the rate increase initially proposed on December 30, 1994. The Settlement became effective December 1, 1995 pursuant to Commission order issued October 11, 1995. As a result of the August 24, 1995 Settlement and the Settlement filed August 25, 1992, in Docket Nos. CP92-182, et al, Transmission will make a Section 4 rate filing for both its pre-expansion system and the Phase III expansion on or before September 1, 1996.

(9)      COMMITMENTS AND CONTINGENCIES

              The FERC's Division of Audits completed a compliance review of Transmission's books and records for the period of January 1, 1991 through December 31, 1994. Among other things, the FERC auditors questioned certain aspects of Transmission's procedures for accounting for the costs of financing Transmission's Phase III expansion facilities and have proposed adjustments totaling $44 million after tax to the capitalization by Transmission of AFUDC of its Phase III expansion facilities. The Company's management believes that the method of capitalizing AFUDC was proper; however, the final outcome of this matter can not be determined.

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

              The carrying amounts and fair value of the Company's financial instruments at December 31, 1995 and 1994, are as follows (in thousands):

                                                          1995                              1994
                                                --------------------------       ---------------------------
                                                Carrying        Estimated        Carrying          Estimated
                                                 Amount        Fair Value         Amount          Fair Value
                                                --------------------------       ---------------------------
         Contract reformation costs, net       $ 33,584          $  33,584       $  62,581         $  62,581

         TCR deferred revenues                    37,392            37,392          66,292            66,292

         Notes payable to banks                   70,000            70,000              --                --

         Long-term debt                        1,125,000         1,325,276       1,125,000         1,156,375

              The carrying amount of contract reformation costs, notes payable and TCR deferred revenues reasonably approximate their fair value. The fair value of long-term debt is based upon market quotations of similar debt at interest rates currently available.

(11)     PRICE RISK MANAGEMENT

              In August 1990, Trading entered into a price swap agreement to effectively manage approximately 10% of the market risk caused by fluctuations in the price of natural gas and residual fuel oil. The agreement provided a hedge on 41,000 MMBtu of natural gas and 5,000 barrels of residual fuel oil per day. The agreement required Trading to make payments to (or receive payments from) the other party based upon the differential between a fixed and a floating price for natural gas and residual fuel oil as specified in the agreement. The swap agreement expired July 31, 1995.

              Additionally, in May 1994, the Company entered into an offsetting swap agreement with an affiliate of Enron, the term of which coincided with the remaining life of the previously referenced swap and also expired July 31, 1995.

              The Company's after-tax results of operations for the years ended December 31, 1995, 1994 and 1993 included net gains of $.3, $5.5 ($2.4 million of this amount is from an affiliate of Enron) and $4.6 million, respectively, related to these agreements. Under the swap agreements, Trading effectively paid a fixed price of $13.75 per barrel and received a fixed price of $20.135 per barrel for residual fuel, and paid a fixed price of $2.381 per mcf and received a fixed price of $2.042 mcf for natural gas.

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
               OF SONAT INC. FOR THE YEAR ENDED DECEMBER 31, 1995

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

PAGE                                        DESCRIPTION
----   --------------------------------------------------------------------------------------
 I-5   Map of the Southwestern and Southcentral United States (Texas, Oklahoma, Arkansas,
       Louisiana, Mississippi, and Alabama) generally showing the gas reserve basins and areas in which Exploration has significant lease interests. These leases are described in the charts on page I-4.
I-16   Map of the Southeastern United States showing the approximate location of the pipeline systems of Southern, Sea Robin, SIA, South Georgia, and Florida Gas (as described on pages I-7, I-13, I-13, I-13, and I-14, respectively), the underground storage facilities of Southern (as described on page I-10), and Southern Energy's LNG terminal
       (as discussed on page I-13).