Form 10-Q
period 1996-03-31
SONAT INC
filed 1996-05-13
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
         EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

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

                         COMMON STOCK, $1.00 PAR VALUE:

                 86,169,168 SHARES OUTSTANDING ON APRIL 30, 1996

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                             Page No.

PART I.           Financial Information

                  Item 1.      Financial Statements

                               Condensed Consolidated Balance Sheets--
                                   March 31, 1996 and December 31, 1995                                       1

                               Condensed Consolidated Statements of Income--
                                   Three Months Ended March 31, 1996 and 1995                                 2

                               Condensed Consolidated Statements of Cash Flows--
                                   Three Months Ended March 31, 1996 and 1995                                 3

                               Notes to Condensed Consolidated Financial
                                   Statements                                                                 4 - 11


                  Item 2.      Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                                       12 - 24

PART II.          Other Information

                  Item 4.      Submission of Matters to a Vote of Security Holders                           25

                  Item 6.      Exhibits and Reports on Form 8-K                                              25

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31,              December 31,
                                                                                  1996                     1995
                                                                                          (In Thousands)
                                                                              ASSETS
Current Assets:
    Cash and cash equivalents                                                     $    5,717               $   37,289
    Accounts receivable                                                              377,549                  349,441
    Inventories                                                                       30,632                   23,956
    Gas imbalance receivables                                                         15,249                   16,556
    Federal income taxes                                                              13,677                   12,979
    Other                                                                             43,811                   54,210
                                                                                  ----------                  -------
       Total Current Assets                                                          486,635                  494,431
                                                                                    --------                 --------

Investments in Unconsolidated Affiliates and Other                                   442,270                  432,769
                                                                                    --------                 --------

Plant, Property and Equipment                                                      4,934,701                4,822,879
    Less accumulated depreciation, depletion
       and amortization                                                            2,593,642                2,545,320
                                                                                  ----------               ----------
                                                                                   2,341,059                2,277,559
                                                                                  ----------               ----------
Deferred Charges and Other:
    Gas supply realignment costs                                                     208,757                  199,073
    Other                                                                             95,532                  107,609
                                                                                  ----------                 --------
                                                                                     304,289                  306,682
                                                                                    --------                 --------

                                                                                  $3,574,253               $3,511,441
                                                                                  ==========               ==========

                                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Long-term debt due within one year                                            $   18,675               $   18,750
    Unsecured notes                                                                  241,040                  218,900
    Accounts payable                                                                 315,393                  297,660
    Accrued state income taxes                                                        12,186                   10,579
    Accrued interest                                                                  27,602                   27,115
    Gas imbalance payables                                                            20,675                   21,444
    Other                                                                             39,309                   45,677
                                                                                  ----------                  -------
       Total Current Liabilities                                                     674,880                  640,125
                                                                                    --------                 --------

Long-Term Debt                                                                       764,443                  770,313
                                                                                  ----------                 --------

Deferred Credits and Other:
    Deferred income taxes                                                            232,258                  213,122
    Reserves for regulatory matters                                                  180,888                  181,798
    Other                                                                            222,351                  223,441
                                                                                  ----------                 --------
                                                                                     635,497                  618,361
                                                                                    --------                 --------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other capital                                                   125,209                  127,039
    Retained earnings                                                              1,409,445                1,387,137
                                                                                  ----------               ----------
                                                                                   1,534,654                1,514,176
    Less treasury stock                                                              (35,221)                 (31,534)
                                                                                    --------                 --------
       Total Stockholders' Equity                                                  1,499,433                1,482,642
                                                                                  ----------               ----------

                                                                                  $3,574,253               $3,511,411
                                                                                  ==========               ==========

                             See accompanying notes.
                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                    1996                     1995
                                                                                         (In Thousands, Except
                                                                                          Per-Share Amounts)

Revenues                                                                            $734,406                 $425,034
                                                                                    --------                 --------

Costs and Expenses:
    Natural gas cost                                                                 500,340                  190,728
    Transition cost recovery                                                          (5,383)                  20,886
    Operating and maintenance                                                         44,054                   38,347
    General and administrative                                                        32,958                   33,637
    Depreciation, depletion and amortization                                          67,373                   74,391
    Taxes, other than income                                                          11,833                   11,925
                                                                                     -------                 --------
                                                                                     651,175                  369,914
                                                                                    --------                 --------

Operating Income                                                                      83,231                   55,120

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                                       8,955                   12,953
    Minority interest                                                                 (4,662)                      -
    Other                                                                               (104)                   5,508
                                                                                    --------                 --------
                                                                                       4,189                   18,461
                                                                                      ------                 --------

Interest:
    Interest income                                                                    1,623                      848
    Interest expense                                                                 (24,219)                 (28,539)
    Interest capitalized                                                               1,359                    1,758
                                                                                      ------                 --------
                                                                                     (21,237)                 (25,933)
                                                                                    --------                 --------

Income before Income Taxes                                                            66,183                   47,648

Income Taxes                                                                          20,614                   10,031
                                                                                    --------                 --------

Net Income                                                                          $ 45,569                 $ 37,617
                                                                                    ========                 ========

Earnings Per Share of Common Stock                                                     $ .53                 $    .44
                                                                                       =====                 ========

Weighted Average Shares Outstanding                                                   86,128                   86,352
                                                                                     =======                 ========

Dividends Paid Per Share                                                               $ .27                 $    .27
                                                                                       =====                 ========










                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                  1996                       1995
                                                                                          (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                   $    45,569              $    37,617
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                    67,373                   74,391
          Deferred income taxes                                                       18,990                   21,063
          Equity in earnings of unconsolidated
              affiliates, less distributions                                          (8,949)                 (12,197)
          Gain on disposal of assets                                                    (671)                  (2,376)
          Reserves for regulatory matters                                               (910)                 (12,237)
          Gas supply realignment costs                                                (8,249)                 (35,770)
          Change in:
              Accounts receivable                                                    (28,108)                  58,588
              Inventories                                                             (6,676)                     377
              Accounts payable                                                        17,733                  (42,411)
              Accrued interest and income taxes, net                                   1,443                   (4,347)
              Other current assets and liabilities                                     4,523                  (10,804)
          Other                                                                        2,006                   (4,260)
                                                                                 -----------              -----------

              Net cash provided by operating activities                              104,074                   67,634
                                                                                    --------              -----------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                         (124,269)                (214,805)
    Net proceeds from disposal of assets                                               3,638                   20,174
    Advances to unconsolidated affiliates and other                                   (2,370)                    (251)
                                                                                     -------              -----------

              Net cash used in investing activities                                 (123,001)                (194,882)
                                                                                   ---------              -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                              -                 1,453,000
    Payments of long-term debt                                                        (5,945)              (1,346,070)
    Changes in short-term borrowings                                                  22,140                   45,000
                                                                                     -------              -----------
       Net changes in debt                                                            16,195                  151,930
    Dividends paid                                                                   (23,261)                 (23,314)
    Other                                                                             (5,579)                  (2,369)
                                                                                 -----------              -----------

              Net cash provided by (used in)
                 financing activities                                                (12,645)                 126,247
                                                                                    --------              -----------

Net Decrease in Cash and Cash Equivalents                                            (31,572)                  (1,001)

Cash and Cash Equivalents at Beginning of Period                                      37,289                    9,131
                                                                                     -------              -----------

Cash and Cash Equivalents at End of Period                                           $ 5,717              $     8,130
                                                                                     =======              ===========
Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $ 15,136              $    23,978
    Income taxes (refunds received), net                                                 872                   (8,376)

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

         Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

         Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, became effective for years beginning after December 15, 1995. In accounting for stock-based compensation awards, SFAS No. 123 allows a choice between either the method required by Accounting Principles Board (APB) Opinion No. 25 or a new fair-value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 for its stock-based compensation awards.

2.       Derivative Financial Instruments

         Futures - Natural gas futures contracts and options on natural gas futures contracts are traded on the New York Mercantile Exchange (NYMEX). Contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets (the margin) with a broker at the time the contract is initiated. Brokers mark open positions to market daily and require additional assets to be maintained on deposit when significant unrealized losses are experienced or allow deposits to be reduced when unrealized gains are experienced. At March 31, 1996, Sonat Marketing had $2.0 million on deposit with brokers for margin calls.

         Sonat Marketing uses futures contracts to reduce exposure to price risk when gas is not bought and sold simultaneously. At March 31, 1996, Sonat Marketing had a total of 302 net contracts open (1,430 long and 1,128 short futures contracts) and a deferred gain of $.4 million, representing unrealized gains on contracts that will mature throughout 1996 and 1997. Option activity during the first quarter of 1996 was not material.

     Sonat Exploration, through Sonat Marketing, may use futures contracts to lock in the price for a portion of its expected future natural gas production when it believes that prices are at acceptable levels. The majority of the contracts have been sold no more than six months into the future. At March 31, 1996, Sonat Exploration had a deferred loss of $1.6 million relating to natural gas futures contracts. During April 1996, Sonat Exploration closed all of its then outstanding natural gas futures contracts resulting in an additional loss of $1.8 million.

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

         Sonat Exploration has one oil price swap agreement for 1996, hedging approximately 40 percent of the expected oil production for the remainder of 1996, which sets a fixed price of $18.00 per barrel. This swap is not in effect during days when the market price falls below $16.39. During the first quarter of 1996 Sonat Exploration entered into a natural gas price swap agreement to become effective April 1, 1996, which was closed in April with a loss of $1.0 million.

         Sonat Marketing had a total of 19 fixed-price swap agreements and 29 variable-price swap agreements at March 31, 1996, to exchange payments based on a total notional volume of 40 TBtu of natural gas over periods ranging from one month to seven years. Sonat Marketing also has a gas price collar agreement which provides it a floor price of $1.80 on notional volumes of 47 TBtu and sets a ceiling price of $2.56 on notional volumes of 38 TBtu. In the first quarter of 1996, a loss of $1.5 million was recognized under this agreement.

         The Company's credit exposure on swaps is limited to the value of swaps that are in a favorable position to the Company. At March 31, 1996, the market value of the Company's fixed-price favorable swaps was $1.1 million. The net position of all fixed-price swaps, both favorable and unfavorable, was $1.5 million unfavorable. The market value of the basis swaps is not material. The market value of the gas price collar agreement is $2.0 million unfavorable.

         Financial Risk - On January 22, 1996, Southern Natural Gas Company (Southern) entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base treasury rate for this future borrowing has been hedged at approximately 5.78 percent on a notional amount of $97 million. At March 31, 1996, this agreement had a fair market value of $4.6 million.

3.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates:

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1996                   1995
                                                                                           (In Thousands)
Company's Share of Reported Earnings (Losses):

    Exploration and Production                                                         $   41               $   186
                                                                                         ----               -------

    Natural Gas Transmission:
       Citrus Corp.                                                                     5,644                 6,382
       Amortization of Citrus basis difference                                            346                   346
       Bear Creek Storage                                                               2,618                 2,532
       Other                                                                              (47)                   23
                                                                                         ----               -------
                                                                                        8,561                 9,283
                                                                                       ------               -------

    Energy Marketing                                                                       -                     (6)
                                                                                          ---                   ---

    Other:
       Sonat Offshore Drilling                                                             -                  2,884
       Other                                                                              353                   606
                                                                                         ----               -------
                                                                                          353                 3,490
                                                                                         ----               -------

                                                                                       $8,955               $12,953
                                                                                       ======               =======

         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent company of Florida Gas Transmission Company. A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1996                  1995
                                                                                           (In Thousands)

    Revenues                                                                         $184,082              $125,164
    Expenses (Income):
       Natural gas cost                                                                97,673                63,263
       Operating expenses                                                              30,888                28,917
       Depreciation and amortization                                                   11,721                 8,096
       Allowance for funds used during
          construction                                                                   (161)              (20,211)
       Interest and other                                                              25,557                24,323
       Income taxes                                                                     7,117                 8,012
                                                                                       ------              --------

    Income Reported                                                                  $ 11,287              $ 12,764
                                                                                     ========              ========

         Florida Gas' Phase III expansion, which began in 1994, was completed during February 1995, resulting in a significant increase in revenues and a decrease in allowance for funds used during construction.

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1996                   1995
                                                                                           (In Thousands)

         Revenues                                                                      $9,241                $9,322
         Expenses:
             Operating expenses                                                         1,166                 1,275
             Depreciation                                                               1,353                 1,350
             Other expenses, net                                                        1,486                 1,633
                                                                                       ------                ------

         Income Reported                                                               $5,236                $5,064
                                                                                       ======                ======

4.       Debt and Lines of Credit

         Long-Term Debt - During the first quarter of 1996, there was no activity under Sonat's long-term revolving credit agreement. $500 million was available under this agreement at March 31, 1996, with borrowings available through December 31, 1998.

4.       Debt and Lines of Credit (Cont'd)

         Unsecured Notes - Loans outstanding under all short-term credit facilities are for a duration of less than three months.

         Sonat and Southern have short-term lines of credit with several banks to provide for borrowings of $200 million and $50 million, respectively. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1996, $11 million was outstanding under Sonat's agreement at a rate of 6.10 percent and no amounts were outstanding under Southern's agreement.

         Sonat had $230 million in commercial paper outstanding at an average rate of 5.56 percent at March 31, 1996.

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

         Customer Settlement - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under, existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs.

     In an order issued on September 29, 1995, (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. The Customer Settlement, which is supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system, resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998.

         Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern will make refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern is adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the contesting parties concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. One contesting party has now appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals, and other contesting parties may also appeal those FERC orders. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on any judicial appeal.

         As of March 31, 1996, Southern had either paid or accrued $263 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of March 31, 1996, Southern had incurred $85 million in price differential costs.

         The amount of GSR costs that Southern actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1995, to be approximately $366 million on a present-value basis. In accordance with the cost-sharing mechanism adopted in the Customer Settlement, pursuant to which Southern will absorb an agreed-upon portion of its total GSR costs, Southern is now required to absorb 50 percent of all additional GSR costs incurred.

5.       Commitments and Contingencies (Cont'd)

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

         FERC Audit of Florida Gas - The FERC's Division of Audits completed a compliance review of Florida Gas' books and records for the period January 1, 1991, through December 31, 1994. Among other things, the FERC auditors questioned certain aspects of Florida Gas' procedures for accounting for the costs of financing Florida Gas' Phase III expansion facilities and have proposed adjustments to the capitalization by Florida Gas of AFUDC during construction of its Phase III expansion facilities. These proposed adjustments, if made, would result in a charge to earnings by Florida Gas of approximately $44 million after-tax. Management of Florida Gas has advised the Company that it believes that its method of capitalizing AFUDC on Phase III was proper; however, the final outcome of this matter cannot be determined.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

                           SONAT INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

         Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. There were no unusual items that affected operating income and net income comparisons in either period presented.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)
Operating Income (Loss):
    Exploration and production                                                      $20.0                    $ 1.6
    Natural gas transmission                                                         48.1                     52.2
    Energy marketing                                                                 12.4                      2.1
    Other                                                                             2.7                     (0.8)
                                                                                     ----                    -----

       Operating Income                                                             $83.2                    $55.1
                                                                                    =====                    =====

EXPLORATION AND PRODUCTION

         The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. From 1988 through 1995, Sonat Exploration's reserve growth strategy has been based on acquiring properties that have additional exploitation drilling potential, developing those properties and conducting low risk exploration activities. The Company is now placing more emphasis on exploration due to the size of the acreage position it has established and its increased use of technology, such as three-dimensional (3D) seismic surveys.

         Sonat Exploration has been very successful in its exploratory drilling efforts so far this year with discoveries on each of the five exploratory wells it drilled. The most significant find is in Leon County, Texas, where a recently completed Cotton Valley pinnacle reef discovery, the Fountain No. 1, tested at a rate of 30.3 million cubic feet of natural gas per day. Recoverable natural gas reserves from the Fountain No. 1 are estimated to be in the range of 70 to 80 billion cubic feet. Sonat Exploration has a 64 percent working interest in this well. The Company has an interest in 191,000 prospective acres (including 161,000 acres relating to Sonat Exploration's joint venture with United Meridian Corporation, Aspect Resources, and MB Exploration) in the Cotton Valley Pinnacle Reef Trend and plans to drill an additional three exploratory wells there before year end. In addition, Sonat Exploration completed an important dual-lateral horizontal discovery in the Austin Chalk Trend of west Louisiana, the Sonat Minerals 1 No. 1, that had an initial production rate of eight million cubic feet of natural gas and 1,300 barrels of condensate per day. Sonat Exploration has increased its 1996 development drilling budget for its Austin Chalk operations to $65 million and will soon have seven drilling rigs operating in this area, up from three drilling rigs in 1995.

         In addition to its exploratory activity, Sonat Exploration maintained an active development drilling program in the first quarter of 1996, participating in the completion of 91 gross development wells. Proved reserves at March 31, 1996, were 1.832 trillion cubic feet of natural gas equivalent, up 61 billion cubic feet of natural gas equivalent from year end. During the first quarter of 1996, the Company completed six acquisitions at a net cost of $26 million that added 58 billion cubic feet of natural gas equivalent. The Company also added 61 billion cubic feet of natural gas equivalent by drilling and producing operations.

         Natural gas production is sold by Sonat Exploration to Sonat Marketing Company L.P. (Sonat Marketing), a 65 percent-owned affiliate of the Company operating in the Energy Marketing segment, and is marketed primarily in the spot market by Sonat Marketing. Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production. (See discussion below, Market Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

EXPLORATION AND PRODUCTION OPERATIONS

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)
Revenues:
    Sales to others                                                                 $ 15.8                   $ 39.4
    Intersegment sales                                                                95.8                     54.6
                                                                                     -----                    -----
       Total Revenues                                                                111.6                     94.0
                                                                                    ------                    -----

Costs and Expenses:
    Operating and maintenance                                                         15.5                     17.2
    Exploration expense                                                                3.5                      1.5
    General and administrative                                                        11.9                     10.5
    Depreciation, depletion and
       amortization                                                                   54.9                     57.8
    Taxes, other than income                                                           5.8                      5.4
                                                                                      ----                    -----
                                                                                      91.6                     92.4
                                                                                     -----                    -----
       Operating Income                                                             $ 20.0                    $ 1.6
                                                                                    ======                    =====


Net Sales Volumes:
    Gas (Bcf)                                                                           47                       50
    Oil and condensate (MBbls)                                                       1,078                    1,073
    Natural gas liquids (MBbls)                                                        386                      438
- -------------------------------------------------------------------------------------------------------------------

Average Sales Prices:
    Gas ($/Mcf)                                                                     $ 1.92                   $ 1.44
    Oil and condensate ($/Bbl)                                                       18.10                    17.22
    Natural gas liquids ($/Bbl)                                                       9.45                     8.72
- -------------------------------------------------------------------------------------------------------------------

Quarter-to-Quarter Analysis

         Operating income for the first quarter of 1996 was up $18.4 million from $1.6 million for the same period in 1995, primarily due to a 33 percent increase in average realized natural gas prices. Sonat Exploration hedged a significant portion of its first quarter 1996 natural gas production, which reduced its price realization by $.34 per thousand cubic feet. The effect of these gas hedging transactions reduced revenues in the first quarter by $16 million. Realized oil prices rose to an average of $18.10 per barrel from $17.22 per barrel in 1995. Sonat Exploration's total production was 56 billion cubic feet of natural gas equivalent, which was slightly lower than first quarter 1995 production as a result of producing property asset sales in the second quarter of 1995. Sonat Exploration has hedged approximately 40 percent of expected oil production for the remainder of 1996 at an $18 per barrel West Texas Intermediate index price (see Note 2 of the Notes to Condensed Consolidated Financial Statements). Sonat Exploration has no hedges in place with respect to future natural gas production.

         Costs and expenses were essentially flat as compared to the first quarter of 1995. Operating and maintenance expense decreased 10 percent due to a reduced level of workovers and the sale of properties during the second quarter of 1995. Exploration expenses increased $2 million compared to the first quarter of 1995 due to a significantly more aggressive exploratory program. Depreciation, depletion and amortization expense was lower by 5 percent due to reduced production volumes.

NATURAL GAS TRANSMISSION

         The Company is engaged in the natural gas transmission business through Southern Natural Gas Company (Southern) and its subsidiaries, and Citrus Corp. (a 50 percent-owned company).

         Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the Federal Energy Regulatory Commission (FERC) seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. The proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with five customers, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. This company has also opposed the system expansion application at the FERC. Southern cannot predict the outcome of this litigation or the FERC proceeding.

         In early 1995, Southern initiated an open season to obtain customer commitments to expand its system in order to meet growing demand in its market area. In the open season, Southern sought requests for additional firm transportation services and for a new liquefied natural gas (LNG) service. Southern received requests for additional firm transportation services from 10 customers in Georgia and Tennessee totaling approximately 45 million cubic feet per day. Southern plans to file an application with the FERC for this $36 million project in May. If FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997. Requests for LNG service are still being evaluated. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the LNG service is expected to be in 1998. The LNG service would be provided at an existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a wholly owned subsidiary of Southern. The LNG facility was constructed in 1978 but was taken out of service in 1980.

NATURAL GAS TRANSMISSION

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)
Operating Income (Loss):
    Southern Natural Gas Company and
       subsidiaries                                                                $ 48.2                   $ 52.6
    Other                                                                            (0.1)                    (0.4)
                                                                                    -----                    -----

       Total Operating Income                                                       $48.1                    $52.2
                                                                                    =====                    =====


SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                                                            (In Millions)
Revenues:
    Gas sales                                                                      $ 60.2                   $ 46.7
    Market transportation and storage                                                84.4                     93.5
    Supply transportation                                                            11.2                     12.7
    Other                                                                             1.5                     26.3
                                                                                     ----                   ------
       Total Revenues                                                               157.3                    179.2
                                                                                   ------                   ------

Costs and Expenses:
    Natural gas cost                                                                 57.6                     45.2
    Transition cost recovery                                                         (5.4)                    20.9
    Operating and maintenance                                                        19.9                     19.3
    General and administrative                                                       19.5                     20.8
    Depreciation and amortization                                                    12.4                     14.8
    Taxes, other than income                                                          5.1                      5.6
                                                                                     ----                   ------
                                                                                    109.1                    126.6
                                                                                   ------                   ------
       Operating Income                                                            $ 48.2                   $ 52.6
                                                                                   ======                   ======

Equity in Earnings of
    Unconsolidated Affiliates                                                       $ 2.6                   $  2.5
                                                                                    =====                   ======

                                                                                        (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                                                                 2                        2
    Market transportation                                                              208                      178
                                                                                       ---                      ---
       Total Market Throughput                                                         210                      180
    Supply transportation                                                               85                       87
                                                                                       ---                      ---
       Total Volumes                                                                   295                      267
                                                                                       ===                      ===

    Transition gas sales                                                                17                       26
                                                                                       ===                      ===

CITRUS CORP.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)
Equity in Earnings of
    Citrus Corp.                                                                     $6.0                     $6.8
                                                                                     ====                     ====

                                                                                        (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                                               91                       93
    Supply transportation                                                                8                        8
                                                                                        --                      ---
       Total Volumes                                                                    99                      101
                                                                                       ===                      ===

Quarter-to-Quarter Analysis

         Operating income for the 1996 first quarter decreased $4 million compared with the 1995 period due to lower operating results at Southern.

         Southern Natural Gas - Operating income for the first quarter declined primarily because incremental revenues from the sale of firm transportation capacity were collected in the first quarter of 1995 prior to revised rates going into effect on March 1, 1995. The 1995 first quarter also included positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability.

         Gas sales revenues and natural gas cost increased as compared with the 1995 first quarter reflecting higher gas prices on transition gas sales from supply remaining under contract. Market transportation revenues declined due to the lower rates implemented March 1, 1995. Other revenue and transition cost recovery declined due to the decrease in take-or-pay cost recovery. Market transportation revenues and transition cost recovery were also reduced by a $16 million GSR cost refund. The refund did not affect operating income. Depreciation and amortization decreased in 1996 due to lower rates implemented in 1995.

         Citrus - Equity in earnings of Citrus declined $.8 million to $6.0 million. 1996 results reflect revenues and operating costs relating to the operations of the Phase III expansion project while 1995 results include AFUDC related to Phase III. The Phase III expansion project was placed in service on March 1, 1995.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 76 percent and 72 percent in 1996 and 1997, respectively, of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 19 percent in 1996, 23 percent in 1997, and substantially all of the volumes for years thereafter. (See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

     Southern's purchase commitments under its remaining gas supply contracts for the remainder of 1996 and years 1997 through 2000 are estimated as follows:

                                                              Estimated
                                                               Purchase
                                                             Commitments
                                                            (In Millions)

         1996                                                   $102
         1997                                                    137
         1998                                                     38
         1999                                                     35
         2000                                                     31

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

ENERGY MARKETING

     Sonat Energy Services, through its subsidiaries, Sonat Marketing Company L.P. and Sonat Power Marketing Inc., conducts marketing business in the natural gas and electric industries.

         Sonat Marketing has experienced rapid growth as reflected by average daily sales volumes of 2.3 billion cubic feet during the first quarter of 1996. For the current period, total sales volumes increased 47 percent as compared with the first quarter of 1995, growing from 142 billion cubic feet to 209 billion cubic feet. Sonat Marketing purchases and resells substantially all of Sonat Exploration Company's natural gas production.

         Sonat Marketing uses natural gas futures contracts, options, and gas price swap agreements to hedge the effects of spot-market price volatility on its operating results. These instruments are used to lock in prices of Sonat Exploration's future production and margins on Sonat Marketing's gas transactions. Sonat Marketing also uses futures derivatives to enable it to offer fixed-price contracts to its suppliers and customers. (See Market Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Sonat Power Marketing, formed in 1995, has executed power purchase, sales and transmission agreements with numerous U.S. utilities. It is focusing on expanding its wholesale business. Sonat and AGL Resources Inc., which has a 35 percent ownership interest in Sonat Marketing, are engaged in discussions regarding the acquisition by AGL Resources Inc. of a 35 percent interest in Sonat Power Marketing.

ENERGY MARKETING

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)

Revenues                                                                            $596.8                   $228.9
                                                                                    ======                   ======

Operating Income                                                                    $ 12.4                   $  2.1
                                                                                    ======                   ======

Sonat Marketing Gas Sales Volumes (100%)
    (Billion Cubic Feet)                                                               209                      142
                                                                                       ===                      ===

Sonat Power Marketing Sales Volumes
    (Thousands of Megawatt Hours)                                                      169                        -
                                                                                       ===                       ==


Quarter-to-Quarter Analysis

         First quarter 1996 financial results for the energy marketing segment were up substantially over 1995 levels, as operating income increased to $12.4 million from $2.1 million due primarily to much higher trading margins and to a lesser extent to higher volumes. Unusually cold weather in certain of Sonat Marketing's markets created intense demand for natural gas during peak periods in the first quarter resulting in a volatile price environment which created exceptional trading opportunities for Sonat Marketing Company. Thus, first quarter margins are not likely to be indicative of margins expected to be realized for the remainder of the year.




Other Income Statement Items

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)

Other Income, Net:
    Equity in Earnings of Unconsolidated Affiliates                                 $ 9.0                   $ 13.0
    Minority Interest                                                                (4.7)                     -
    Other                                                                            (0.1)                     5.5
                                                                                    -----                     ----
                                                                                    $ 4.2                   $ 18.5
                                                                                    =====                   ======

         The decrease in equity in earnings primarily reflects the absence of earnings from Sonat Offshore Drilling Inc. in 1996. Minority interest is AGL Resources Inc.'s 35 percent share of Sonat Marketing's earnings. In the 1995 period, Other includes $3 million of dividends on the Baker Hughes stock and gains on the sale of oil and gas properties at Sonat Exploration.

Interest Income (Expense), Net                                                     $(21.2)                  $(25.9)

         Interest expense on debt decreased as compared with the first quarter of 1995 due to much lower average debt levels, slightly offset by higher interest rates. Debt levels were lower due to proceeds from the Sonat Offshore stock sale and the Baker Hughes stock sale in 1995 being used to repay debt, which were offset in part by higher average reserve levels and higher interest rates established by the FERC.

Income Taxes                                                                       $ 20.6                   $ 10.0

         The increase in income taxes resulted from an increase in pre-tax income and to a higher effective tax rate. The higher effective tax rate reflects a lower percentage of earnings (dividends and earnings from Sonat Offshore) receiving tax preferential rates and lower non-conventional fuel tax credits in the current period.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Operating Activities                                                               $104.1                   $ 67.6

         Cash flow from operations increased $36.5 million as compared with the first quarter of 1995 primarily due to improved operating results at both Sonat Exploration and Sonat Marketing which were discussed earlier.

         Several other factors resulted in significant changes in the Statement of Cash Flows. A $45.0 million payment to Exxon in 1995 was the principal expenditure responsible for the $27.5 million change in net payments for gas supply realignment costs. The change in regulatory reserves primarily reflects the reduction in 1995 of amounts reserved for the volumetric take-or-pay surcharge collected from December 18, 1993 through April 30, 1994, pursuant to the FERC's acceptance in February 1995 of Southern's refund report. The growth in both accounts receivable and accounts payable is primarily attributable to the expanding business of Sonat Marketing. The change in inventory relates to Southern's purchase of materials in 1996 for the North System expansion. The increase in other current assets and liabilities is primarily due to lower margin requirements on futures broker accounts at Sonat Marketing.

Investing Activities                                                              $(123.0)                 $(194.9)

         Net cash used in investing activities was $71.9 million less in 1996 as compared with the 1995 period. The decrease was attributable to capital expenditures of $124.3 in 1996 versus $214.8 in 1995, which was offset in part by $3.6 million proceeds received in 1996 from the sale of Sonat Exploration oil and gas properties versus $20.0 million in 1995.

Financing Activities                                                              $ (12.6)                 $ 126.2

         Financing activities required $12.6 million of net cash in 1996 compared to providing $126.2 million in 1995. In the 1995 period the Company was borrowing under its floating rate facilities to supplement cash flow from operations to be used in financing property additions.



                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                            (In Millions)

Capital Expenditures

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

         Exploration and Production                                               $ 107.0                  $ 206.3
         Natural Gas Transmission                                                    15.5                      6.2
         Energy Marketing                                                             0.4                      0.4
         Other                                                                        1.4                      1.9
                                                                                     ----                     ----

         Total                                                                    $ 124.3                  $ 214.8
                                                                                  =======                  =======

         The Company's share of capital expenditures by its unconsolidated affiliates was $2.5 million and $59.4 million in the first quarter of 1996 and 1995, respectively. The 1995 period included spending at Florida Gas on the Phase III expansion project placed in service on March 1, 1995.

Capital Resources

         At March 31, 1996, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $509 million was available. The amount available under the lines of credit has been reduced by the amount of commercial paper outstanding of $230 million to reflect the Company's policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement.

         Sonat has a shelf registration with the Securities and Exchange Commission (SEC) that provides for issuance of up to $500 million in debt securities of which $300 million is unissued. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued. Southern expects to issue the $100 million remaining under its shelf registration in either late 1996 or early 1997 to fund planned expansion of its pipeline system.

         The Company has a stock repurchase program through April 30, 1997, which authorizes the purchase of three million shares of the Company's common stock. Through March 31, 1996, the Company has purchased 1,872,460 shares and will continue to purchase shares from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization are being reissued in connection with employee stock options and restricted stock programs.

         Cash flow from operations and borrowings in the public or private markets provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET AND FINANCIAL RISK MANAGEMENT

         The Company's primary market risk exposure is the volatility of spot-market natural gas and oil prices, which affects operating results of Sonat Exploration and Sonat Marketing.

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

         The Company also has exposure to financial market risks. In anticipation of a future borrowing under its shelf registration, Southern entered into a forward rate agreement to hedge its interest rate risk (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

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

FORWARD LOOKING STATEMENTS

         Disclosures provided in this Quarterly Report contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans, the timing and results of oil and gas drilling and acquisition programs, which determine production levels and reserves, the results of the Company's hedging activities, and the success of management's cost reduction activities. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 1996 Annual Meeting of Stockholders in Birmingham, Alabama, on April 25, 1996. The stockholders voted (1) to elect five Directors as members of the Board of Directors of the Company, to serve until the 1999 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified, and (2) on a proposal to elect Ernst & Young LLP as the Company's Auditor ("Proposal No. 1").

The vote for the nominees for Director was as follows:


- ----------------------------- ---------------- -------------------------- --------------

Name of Nominee                 Voted For         Authority Withheld        Abstained
- ----------------------------- ---------------- -------------------------- --------------
William O. Bourke               67,458,445             6,870,151                0
- ----------------------------- ---------------- -------------------------- --------------
- ----------------------------- ---------------- -------------------------- --------------
Robert C. Goizueta              67,460,166             6,868,430                0
- ----------------------------- ---------------- -------------------------- --------------
- ----------------------------- ---------------- -------------------------- --------------
Ronald L. Kuehn, Jr.            67,463,260             6,865,336                0
- ----------------------------- ---------------- -------------------------- --------------
- ----------------------------- ---------------- -------------------------- --------------
Robert J. Lanigan               67,461,064             6,867,532                0
- ----------------------------- ---------------- -------------------------- --------------
- ----------------------------- ---------------- -------------------------- --------------
Charles Marshall                67,460,658             6,867,938                0
- ----------------------------- ---------------- -------------------------- --------------


  The vote on Proposal No. 1 was as follows:

- ---------------------- ---------------- ------------- --------------
                            Voted          Voted
                             For          Against       Abstained
- ---------------------- ---------------- ------------- --------------
- ---------------------- ---------------- ------------- --------------
Proposal No. 1           73,998,031       173,646        156,919
- ---------------------- ---------------- ------------- --------------


There were no broker non-votes with respect to either matter voted upon at the meeting. The five nominees for Director were duly elected as members of the Board of Directors, and Proposal No. 1 was approved by the stockholders.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits1

Exhibit
Number                              Exhibits

11*               Computation of Earnings per Share

12*               Computation of Ratio of Earnings to Fixed Charges

27*               Financial Data Schedules for the period ended March 31, 1996
- -------------
*   Filed herewith

(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the quarter ended March 31, 1996.






















     1 The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

                           SONAT INC. AND SUBSIDIARIES




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   SONAT INC.



Date:         May 13, 1996               By:      /s/ James A. Rubright
       -------------------------                  -----------------------
                                                  James A. Rubright
                                                  Senior Vice President and
                                                  General Counsel




Date:         May 13, 1996               By:      /s/ Thomas W. Barker, Jr.
       -------------------------                  ---------------------------
                                                  Thomas W. Barker, Jr.
                                                  Vice President-Finance and
                                                  Treasurer