Form 10-Q
period 1996-06-30
SONAT INC
filed 1996-08-06
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
         EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996

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

                         COMMON STOCK, $1.00 PAR VALUE:

                 86,251,073 SHARES OUTSTANDING ON JULY 31, 1996

                           SONAT INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                               (Unaudited)--June 30, 1996 and December 31, 1995                                1

                           Condensed Consolidated Statements of Income
                               (Unaudited)--Three Months and Six Months Ended
                               June 30, 1996 and 1995                                                          2

                           Condensed Consolidated Statements of Cash Flows
                               (Unaudited)--Six Months Ended June 30, 1996 and 1995                            3

                           Notes to Condensed Consolidated Financial
                               Statements (Unaudited)                                                          4 - 11

              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                            12 - 27

PART II.      Other Information

              Item 5.      Legal Proceedings                                                                  28

              Item 6.      Exhibits and Reports on Form 8-K                                                   28


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 June 30,                   December 31,
                                                                                   1996                            1995
                                                                                           (In Thousands)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                      $   13,761                $   37,289
    Accounts receivable                                                               365,639                   349,441
    Inventories                                                                        35,988                    23,956
    Gas imbalance receivables                                                          16,368                    16,556
    Federal income taxes                                                               26,324                    12,979
    Other                                                                              38,859                    54,210
                                                                                   ----------                   -------
       Total Current Assets                                                           496,939                   494,431
                                                                                     --------                  --------

Investments in Unconsolidated Affiliates and Other                                    444,555                   432,769
                                                                                     --------                  --------

Plant, Property and Equipment                                                       5,048,611                 4,822,879
    Less accumulated depreciation, depletion
       and amortization                                                             2,650,301                 2,545,320
                                                                                   ----------                ----------
                                                                                    2,398,310                 2,277,559
                                                                                   ----------                ----------
Deferred Charges and Other:
    Gas supply realignment costs                                                       24,126                   199,073
    Other                                                                              92,510                   107,609
                                                                                   ----------                  --------
                                                                                      116,636                   306,682
                                                                                     --------                  --------

                                                                                   $3,456,440                $3,511,441
                                                                                   ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Long-term debt due within one year                                               $ 18,600                  $ 18,750
    Unsecured notes                                                                   256,500                   218,900
    Accounts payable                                                                  343,156                   297,660
    Accrued state income taxes                                                          7,305                    10,579
    Accrued interest                                                                   26,421                    27,115
    Gas imbalance payables                                                             18,097                    21,444
    Other                                                                              48,410                    45,677
                                                                                   ----------                   -------
       Total Current Liabilities                                                      718,489                   640,125
                                                                                     --------                  --------

Long-Term Debt                                                                        763,324                   770,313
                                                                                   ----------                  --------

Deferred Credits and Other:
    Deferred income taxes                                                             277,279                   213,122
    Reserves for regulatory matters                                                    14,459                   181,798
    Other                                                                             166,263                   223,441
                                                                                   ----------                  --------
                                                                                      458,001                   618,361
                                                                                     --------                  --------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other                                                            122,529                   127,039
    Retained earnings                                                               1,426,739                 1,387,137
                                                                                   ----------                ----------
                                                                                    1,549,268                 1,514,176
    Less treasury stock                                                               (32,642)                  (31,534)
                                                                                     --------                  --------
       Total Stockholders' Equity                                                   1,516,626                 1,482,642
                                                                                   ----------                ----------

                                                                                   $3,456,440                $3,511,441
                                                                                   ==========                ==========

                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months                         Six Months
                                                              Ended June 30,                      Ended June 30,
                                                             ----------------                    ---------------
                                                           1996             1995             1996               1995
                                                           ----             ----             ----               ----
                                                                   (In Thousands, Except Per-Share Amounts)

Revenues                                                  $847,151          $476,344       $1,581,557          $901,378
                                                          --------          --------       ----------          --------

Costs and Expenses:
    Natural gas cost                                       438,127           262,014          938,467           452,742
    Transition cost recovery                               158,519           (12,480)         153,136             8,406
    Operating and maintenance                               52,120            39,819           96,174            78,166
    General and administrative                              41,155            32,863           74,113            66,500
    Depreciation, depletion
       and amortization                                     71,378            66,660          138,751           141,051
    Taxes, other than income                                11,611             9,728           23,444            21,653
                                                           -------          --------          -------          --------
                                                           772,910           398,604        1,424,085           768,518
                                                          --------          --------       ----------          --------

Operating Income                                            74,241            77,740          157,472           132,860

Other Income (Loss), Net:
    Equity in earnings of
       unconsolidated affiliates                             7,498            11,930           16,453            24,883
    Minority interest                                         (447)               -            (5,109)               -
    Other                                                    1,993           (41,232)           1,889           (35,724)
                                                            ------          --------           ------          --------
                                                             9,044           (29,302)          13,233           (10,841)
                                                            ------          --------          -------          --------

Interest:
    Interest income                                            700             2,840            2,323             3,688
    Interest expense                                       (23,916)          (29,863)         (48,135)          (58,402)
    Interest capitalized                                     1,319             1,681            2,678             3,439
                                                            ------          --------           ------          --------
                                                           (21,897)          (25,342)         (43,134)          (51,275)
                                                          --------          --------         --------          --------

Income before Income Taxes                                  61,388            23,096          127,571            70,744

Income Tax Expense                                          20,793             5,755           41,407            15,786
                                                           -------          --------          -------          --------

Net Income                                                $ 40,595          $ 17,341         $ 86,164          $ 54,958
                                                          ========          ========         ========          ========

Earnings Per Share of Common Stock                           $ .47          $    .20           $ 1.00          $    .64
                                                             =====          ========           ======          ========

Weighted Average Shares Outstanding                         86,208            86,371           86,168            86,361

Dividends Paid Per Share                                     $ .27          $    .27            $ .54          $    .54
                                                             =====          ========            =====          ========









                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months
                                                                                           Ended June 30,
                                                                                   1996                      1995
                                                                                           (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                    $    86,164               $    54,958
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                    138,781                   141,051
          Deferred income taxes                                                        64,173                    30,784
          Equity in earnings of unconsolidated affiliates,
              less distributions                                                      (11,292)                  (17,178)
          (Gain) loss on disposal of assets                                            (3,274)                   41,772
          Reserves for regulatory matters                                            (167,339)                   (9,487)
          Gas supply realignment costs                                                177,837                   (70,482)
          Change in:
              Accounts receivable                                                     (16,198)                   49,356
              Inventories                                                             (12,032)                     (940)
              Accounts payable                                                         45,496                   (21,578)
              Accrued interest and income taxes, net                                  (17,331)                  (20,965)
              Other current assets and liabilities                                     14,943                    (4,767)
          Other                                                                       (29,757)                  (47,115)
                                                                                  -----------               -----------

              Net cash provided by operating activities                               270,171                   125,409
                                                                                     --------               -----------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (271,099)                 (282,766)
    Net proceeds from disposal of assets                                                4,603                   218,540
    Advances to unconsolidated affiliates
       and other                                                                       (4,696)                   (2,142)
                                                                                  -----------               -----------

              Net cash used in investing activities                                  (271,192)                  (66,368)
                                                                                    ---------               -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                               -                  2,953,000
    Payments of long-term debt                                                         (7,139)               (2,835,140)
    Changes in short-term borrowings                                                   37,600                  (130,000)
                                                                                      -------               -----------
       Net changes in debt                                                             30,461                   (12,140)
    Dividends paid                                                                    (46,562)                  (46,641)
    Other                                                                              (6,406)                   (3,339)
                                                                                  -----------               -----------

              Net cash used in financing activities                                   (22,507)                  (62,120)
                                                                                     --------               -----------

Net Decrease in Cash and Cash Equivalents                                             (23,528)                   (3,079)

Cash and Cash Equivalents at Beginning of Period                                       37,289                     9,131
                                                                                      -------               -----------

Cash and Cash Equivalents at End of Period                                           $ 13,761               $     6,052
                                                                                     ========               ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                             $ 33,924               $    50,174
    Income tax refunds received, net                                                   (6,092)                   (1,685)





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

         Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, became effective for years beginning after December 15, 1995. SFAS No. 123 allows a choice between either the method required by Accounting Principles Board (APB) Opinion No. 25 or a new fair-value based method. Under either method new disclosures will be required. The Company has elected to continue to apply the provisions of APB Opinion No. 25 for its stock-based compensation awards.

2.       Derivative Financial Instruments

         Futures - Natural gas futures contracts and options on natural gas futures contracts are traded on the New York Mercantile Exchange (NYMEX). Contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets (the margin) with a broker at the time the contract is initiated. Brokers mark open positions to market daily and require additional assets to be maintained on deposit when significant unrealized losses are experienced or allow deposits to be reduced when unrealized gains are experienced. At June 30, 1996, Sonat Marketing Company L.P. (Sonat Marketing), a 65 percent-owned subsidiary of Sonat, had $0.9 million on deposit with brokers for margin calls.

         Sonat Marketing uses futures contracts to reduce exposure to price risk when gas is not bought and sold simultaneously. At June 30, 1996, Sonat Marketing had a total of 95 net contracts open (3,571 long and 3,666 short futures contracts) and a deferred gain of $2.1 million, representing unrealized gains on contracts that will mature throughout 1996 and 1997. Option activity during the second quarter of 1996 was not material.

         Sonat's wholly owned subsidiary Sonat Exploration Company, through Sonat Marketing, may use futures contracts to lock in the price for a portion of its expected future natural gas production when it believes that prices are at acceptable levels. Since April 1996, Sonat Exploration has had no futures contracts open. Sonat Exploration has recognized a loss of $17.6 million relating to gas futures in the 1996 six-month period.

2.       Derivative Financial Instruments (Cont'd)

         Swaps - Price swap agreements call for one party to make monthly payments to (or receive payments from) another party based upon the differential between a fixed and a variable price (fixed-price swap) or two variable prices (basis swap) for a notional volume specified by the contr-act. Sonat Exploration uses swap agreements to hedge exposure to changes in spot-market prices on the amount of production covered in the agreement. Sonat Marketing uses swaps to lock in a margin on its gas transactions.

         Sonat Exploration has one oil price swap agreement for 1996, hedging approximately 41 percent of the expected oil production for the remainder of 1996, which sets a fixed price of $18.00 per barrel. This swap is not in effect during days when the market price falls below $16.39. Oil revenues in the six month 1996 period were reduced by $4.6 million for the effect of oil swap transactions. Sonat Exploration has two natural gas price swap agreements that essentially offset each other. Sonat Exploration has incurred a loss of $1.9 million on gas swap agreements for the current six-month period.

         Sonat Marketing had a total of 23 fixed-price swap agreements and 52 variable-price swap agreements at June 30, 1996, to exchange payments based on a total notional volume of 48 TBtu of natural gas over periods ranging from one month to seven years. Sonat Marketing also has a gas price collar agreement which provides it a floor price of $1.80 on notional volumes of 42 TBtu and sets a ceiling price of $2.56 on notional volumes of 34 TBtu. In the first six-months of 1996, a loss of $2.5 million was recognized under these agreements.

         The Company's credit exposure on swaps is limited to the value of swaps that are in a favorable position to the Company. At June 30, 1996, the market value of the Company's fixed-price favorable swaps was $7.7 million. The net position of all fixed-price swaps, both favorable and unfavorable, was $2.9 million favorable. The market value of the basis swaps is not material. The market value of the gas price collar agreement is $1.8 million unfavorable.

         Financial Risk - On January 22, 1996, Southern Natural Gas Company (Southern) entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base treasury rate for this future borrowing has been hedged at approximately 5.78 percent on a notional amount of $97 million. At June 30, 1996, this agreement had a fair market value of $6.6 million.

3.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                                   Three Months                     Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                                 ----------------                 ---------------
                                                            1996              1995             1996              1995
                                                            ----              ----             ----              ----
                                                                                 (In Thousands)

Company's Share of Reported Earnings (Losses):

    Exploration and Production                               $ 146           $   149          $   188           $   335
                                                             -----           -------            -----           -------

    Natural Gas Transmission:
       Citrus Corp.                                          4,365             5,803           10,009            12,185
       Amortization of Citrus basis
          difference                                           345               345              692               692
       Bear Creek Storage Company                            2,411             2,391            5,029             4,922
       Other                                                   (87)             (101)            (135)              (78)
                                                              ----           -------            -----           -------
                                                             7,034             8,438           15,595            17,721
                                                            ------           -------          -------           -------

    Energy Marketing                                            -                 (2)              -                 (8)
                                                               ---               ---              ---               ---

    Other:
       Sonat Offshore Drilling                                  -              3,245               -              6,129
       Other affiliates                                        318               100              670               706
                                                              ----           -------             ----           -------
                                                               318             3,345              670             6,835
                                                              ----           -------             ----           -------

                                                            $7,498           $11,930          $16,453           $24,883
                                                            ======           =======          =======           =======


         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent of Florida Gas Transmission Company (Florida Gas). A subsidiary of Southern owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                                Three Months                        Six Months
                                                               Ended June 30,                     Ended June 30,
                                                              ----------------                   ---------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                  $193,300          $194,691         $377,382          $319,855
Expenses (Income):
    Natural gas cost                                       106,355           106,287          204,028           169,550
    Operating expenses                                      35,466            34,544           66,354            63,461
    Depreciation and amortization                           11,738            11,501           23,459            19,597
    Allowance for funds used
       during construction                                      15               (86)            (146)          (20,297)
    Interest and other                                      25,437            23,533           50,994            47,856
    Income taxes                                             5,558             7,306           12,675            15,318
                                                            ------          --------          -------          --------

Income Reported                                            $ 8,731          $ 11,606         $ 20,018          $ 24,370
                                                           =======          ========         ========          ========

         Florida Gas' Phase III expansion, which began in 1994, was completed during February 1995. Income for the first six months of 1995 reflects significant allowance for funds used during construction attributable to the Phase III expansion.

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                 Three Months                       Six Months
                                                                Ended June 30,                     Ended June 30,
                                                               ----------------                   ---------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                    $8,952            $8,906          $18,193           $18,228
Expenses:
    Operating expenses                                       1,370             1,251            2,535             2,526
    Depreciation                                             1,353             1,349            2,707             2,699
    Other expenses, net                                      1,408             1,525            2,894             3,158
                                                            ------            ------           ------           -------

Income Reported                                             $4,821            $4,781          $10,057           $ 9,845
                                                            ======            ======          =======           =======

4.       Debt and Lines of Credit

         Long-Term Debt - On June 4, 1996, Sonat renegotiated and extended its revolving credit agreement with a group of banks. The revolving credit agreement will provide for periodic borrowings and repayments of up to $500 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. During the first half of 1996, there was no activity under the revolving credit agreement, resulting in $500 million available at June 30, 1996.

     Unsecured Notes - Loans outstanding under all short-term credit facilities are for a duration of less than three months.

         On May 28, 1996, Sonat and Southern renewed their short-term lines of credit of $200 million and $50 million, respectively, for a period of 364 days. Borrowings are available through May 27, 1997, and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1996, $6.5 million was outstanding under Sonat's agreement at a rate of 5.92 percent, and no amounts were outstanding under Southern's agreement.

         Sonat had $250 million in commercial paper outstanding at an average rate of 5.61 percent at June 30, 1996.

5.       Commitments and Contingencies

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At June 30, 1996, Southern's rates are established by the Customer Settlement and a FERC order effective for parties contesting the Customer Settlement and are not subject to refund (see discussion below).

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

         In an order issued on September 29, 1995, (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. The Customer Settlement, which is supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system, resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996, the Settlement became final and Southern credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $164 million. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. The Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of June 30, 1996, and 50 percent of future GSR costs that Southern may incur thereafter, which the Company believes will not be material to its financial position or results of operations.

         Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the contesting parties concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. The three remaining contesting parties have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on appeal.

         Sea Robin - In January 1995, Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995, the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin plans to file for judicial review of the orders denying its petition.

         Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On July 31, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act. Sea Robin is unable to predict the outcome of this proceeding, but any reduction in Sea Robin's rates as a result of this complaint can be implemented only on a prospective basis and any such change is not expected to be material to the Company's financial position or results of operations.

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

         FERC Audit of Florida Gas - The FERC's Division of Audits completed a compliance review of Florida Gas' books and records for the period January 1, 1991, through February 28, 1995. Among other things, the FERC auditors questioned certain aspects of Florida Gas' procedures for accounting for the costs of financing Florida Gas' Phase III expansion facilities and have proposed adjustments to the capitalization by Florida Gas of AFUDC during construction of its Phase III expansion facilities. Pursuant to an agreement in principle among Florida Gas, FERC staff and customer intervenors, Florida Gas filed a settlement agreement on July 30, 1996, which, if approved by the FERC, would result in a reduction of $18.75 million in its Account No. 101, Gas Plant in Service. The settlement is without prejudice to Florida Gas seeking Commission approval to recover in rates in its next general rate proceeding the $18.75 million required to be removed from its plant account.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           SONAT INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

         Operating results for the Company's business segments follow:

                                                                  Three Months                       Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                                ----------------                   ---------------
                                                            1996            1995              1996              1995
                                                            ----            ----              ----              ----
                                                                                 (In Millions)
Operating Income (Loss):
    Exploration and production                             $39.0             $38.4           $ 59.0            $ 40.0
    Natural gas transmission                                36.4              37.8             84.5              90.0
    Energy marketing                                        (0.1)              2.0             12.3               4.1
    Other                                                   (1.0)             (0.5)             1.7              (1.3)
                                                           -----             -----             ----            ------

       Operating Income                                    $74.3             $77.7           $157.5            $132.8
                                                           =====             =====           ======            ======

Unusual Items

         The Company's Statements of Income for both 1995 periods reflect the impact of three unusual items recorded in the second quarter of 1995. These items are the sale of properties and the termination of long-term gas sales contracts by Sonat Exploration and the sale of the Company's investment in Baker Hughes Incorporated Preferred Stock. The table is presented because management believes this information enhances the analysis of results of operations.

                                                                   Three Months                       Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                                 ----------------                   ---------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Operating Income
    As Reported                                            $74.3            $ 77.7           $157.5            $132.8
Less Unusual Items:
    Exploration and Production
       Termination of gas
          sales contracts                                    -                37.5              -                37.5
                                                             ---             -----              ---            ------

Operating Income Excluding
    Unusual Items                                          $74.3            $ 40.2           $157.5            $ 95.3
                                                           =====            ======           ======            ======


Net Income As Reported                                     $40.6            $ 17.3           $ 86.2            $ 55.0
Less Unusual Items:
    Exploration and Production
       Termination of gas
          sales contracts                                    -                24.4              -                24.4
       Property sales                                        -               (20.0)             -               (20.0)
    Other:
       Sale of Baker Hughes Stock                            -                (8.2)             -                (8.2)
                                                             ---             -----              ---            ------

Net Income Excluding
    Unusual Items                                          $40.6            $ 21.1           $ 86.2            $ 58.8
                                                           =====            ======           ======            ======

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

         During the first six months of 1996, Sonat Exploration successfully completed several exploratory wells. Early in the second quarter of 1996, the Company had a significant find in Leon County, Texas, where it completed its first Cotton Valley pinnacle reef discovery, the Fountain No. 1, which tested at a rate of 30.3 million cubic feet of natural gas per day. Recoverable natural gas reserves from the Fountain No. 1 are estimated to be in the range of 70 to 80 billion cubic feet. Sonat Exploration has a 64 percent working interest in this well. Sonat Exploration has an interest in approximately 210,000 prospective acres (including approximately 180,000 acres relating to Sonat Exploration's joint venture with United Meridian Corporation, Aspect Resources, and MB Exploration) in the Cotton Valley Pinnacle Reef Trend and plans to start an additional three exploratory wells there before year end, one of which was being drilled at June 30, 1996. In addition, Sonat Exploration completed an important dual-lateral horizontal discovery in the Austin Chalk Trend of west Louisiana, the Sonat Minerals 1 No. 1, that had an initial production rate of eight million cubic feet of natural gas and 1,300 barrels of condensate per day. At the end of the second quarter, Sonat Exploration announced completion of two significant wells in High Island Block 39 in the Gulf of Mexico with a combined initial production rate of 85 million cubic feet per day of natural gas and 720 barrels of condensate. These wells demonstrate Sonat Exploration's successful application of 3D seismic technology to properties that it has acquired, which has resulted in additional drilling opportunities and higher production.

         In addition to its exploratory activity, Sonat Exploration maintained an active development drilling program in the first half of 1996, participating in the completion of 170 gross development wells. Also, during the same period, the Company completed 25 acquisitions at a net cost of $37 million that added 84 billion cubic feet of natural gas equivalent. Proved reserves at June 30, 1996, were 1.923 trillion cubic feet of natural gas equivalent, up 152 billion cubic feet of natural gas equivalent from year-end 1995.

         Natural gas production is sold by Sonat Exploration to Sonat Marketing, the Company's affiliate operating in the Energy Marketing segment, and is marketed primarily in the spot market by Sonat Marketing. Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for both its natural gas production and its oil production, which it sells in the spot market. (See discussion below, Market Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

EXPLORATION AND PRODUCTION OPERATIONS

                                                                Three Months                        Six Months
                                                               Ended June 30,                     Ended June 30,
                                                              ----------------                   ---------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Sales to others                                       $ 41.3            $ 69.2           $ 57.1            $108.6
    Intersegment sales                                      97.8              54.8            193.6             109.4
                                                           -----            ------           ------            ------
       Total Revenues                                      139.1             124.0            250.7             218.0
                                                          ------            ------           ------            ------

Costs and Expenses:
    Operating and maintenance                               15.3              16.3             30.8              33.5
    Exploration expense                                      5.1               2.0              8.6               3.5
    General and administrative                              14.1              10.9             26.0              21.4
    Depreciation, depletion and
       amortization                                         59.2              52.2            114.1             110.0
    Taxes, other than income                                 6.4               4.2             12.2               9.6
                                                            ----            ------            -----            ------
                                                           100.1              85.6            191.7             178.0
                                                          ------            ------           ------            ------
       Operating Income                                   $ 39.0            $ 38.4           $ 59.0            $ 40.0
                                                          ======            ======           ======            ======


Net Sales Volumes:
    Gas (Bcf)                                                 51                44               98                94
    Oil and condensate (MBbls)                             1,304               888            2,382             1,961
    Natural gas liquids (MBbls)                              550               418              936               856
- ---------------------------------------------------------------------------------------------------------------------

Average Sales Prices:
    Gas ($/Mcf)                                           $ 2.19            $ 1.52           $ 2.06            $ 1.48
    Oil and condensate ($/Bbl)                             19.61             17.54            18.93             17.33
    Natural gas liquids ($/Bbl)                            11.31              8.59            10.54              8.66
- ---------------------------------------------------------------------------------------------------------------------


Quarter-to-Quarter Analysis

         Operating income for the second quarter of 1996 was up $38 million compared with the same 1995 period, excluding the recognition of $37 million of operating revenue from the termination of two long-term gas sales contracts in the 1995 period. Natural gas production rose 16 percent to 51 billion cubic feet, while realized natural gas prices for the second quarter of 1996 were $2.19 per thousand cubic feet compared with $1.52 per thousand cubic feet last year. The increase in natural gas production reflects successful exploration and development programs throughout the Company's areas of operations. Oil and condensate production rose 47 percent to 1.3 million barrels for the second quarter of 1996, primarily due to growing production in the eastern Austin Chalk Trend where the Company recently increased its drilling program from three to seven rigs. Realized oil prices rose to $19.61 per barrel from $17.54 per barrel in 1995.

         Although amortization rates declined from $1.01 to $.96 per thousand cubic feet of natural gas equivalent depreciation, depletion and amortization expense for the current period increased 13 percent compared with the same 1995 period due to higher production volumes in 1996. General and administrative expense increased $3.2 million compared with the second quarter of 1995, primarily due to stock-based employee compensation expense which is a result of a significant increase in the Company's stock price in the second quarter of 1996. Exploration expenses increased $3.1 million due to more exploration activity in 1996. Other tax expense increased by $2.2 million, primarily due to higher severance taxes resulting from higher revenues.

Year-to-Date Analysis

         Operating income for the first six months of 1996 was up $56 million compared with the same period of 1995, excluding the recognition of $37 million of operating revenue from the termination of two long-term gas sales contracts in the 1995 period. The increase was due to both higher prices and increased production. Average realized natural gas prices increased to $2.06 per thousand cubic feet in 1996 from $1.48 per thousand cubic feet in 1995, a 39 percent increase. Gas revenues in the 1996 period were reduced by $19.5 million for the effect of gas hedging transactions. Since April 1996, Sonat Exploration has had no natural gas futures hedges in place with respect to future production. Realized oil prices rose to an average of $18.93 per barrel in 1996 from $17.33 per barrel in 1995. Oil revenues in the 1996 period were reduced by $4.6 million for the effect of oil swap transactions. Sonat Exploration has hedged approximately 41 percent of expected oil production for the remainder of 1996 at an $18 per barrel West Texas Intermediate index price (see Note 2 of the Notes to Condensed Consolidated Financial Statements).
Oil and condensate production increased by 21 percent.

         Costs and expenses were higher in the first six months of 1996 compared with the same 1995 period due to several factors. Exploration expense increased $5.1 million due to more exploration activity in 1996. General and administrative expenses increased $4.6 million, primarily due to stock-based employee compensation expense. Depreciation, depletion and amortization expense increased $4.1 million due to higher production levels partially offset by lower amortization rates. Other tax expense increased $2.6 million due to higher severance taxes related to higher revenues. Operating and maintenance expenses were $2.7 million lower for the first six months of 1996 compared with 1995, primarily due to reduced levels of workovers in 1996, which partially offset the higher expenses mentioned above.

NATURAL GAS TRANSMISSION

     The Company is engaged in the natural gas transmission business through Southern and its subsidiaries, and Citrus Corp. (a 50 percent-owned company).

         Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. The proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with five customers, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. This company has also opposed the system expansion application at the FERC. In July 1996 the FERC approved the non-environmental aspects of this project and denied the non-environmental portions of the protests to the project, including the opposition of Huntsville's current transportation provider. Environmental issues will be reviewed later by the FERC and a certificate issued, if warranted, following the environmental review. Southern cannot predict the outcome of this litigation or the FERC proceeding.

         In May 1996, Southern filed an application with the FERC to expand its pipeline system in its market area. This $36 million expansion will enable Southern to provide additional firm transportation services totaling 46 million cubic feet per day to 11 customers in Georgia and Tennessee. If FERC approval is received, the in-service date for this firm transportation service is expected to be November 1997.

         In July 1996, Destin Pipeline Company Inc., a wholly owned subsidiary of Southern, filed an application with the FERC seeking authorization to construct, own, and operate a large-diameter interstate pipeline system to transport approximately one billion cubic feet of gas per day from the deepwater and corridor areas being developed in the eastern Gulf of Mexico for delivery to pipeline interconnections in central Mississippi. The proposed 207 miles of pipe and related compression facilities include a 36-inch pipeline extending from a gathering platform to be constructed in the Main Pass Block 248 Area to a point near Pascagoula, Mississippi, and a 36-inch and 30-inch pipeline from there to interconnections or exchange points with five other interstate pipelines in Mississippi. The estimated capital cost of the facilities is $294 million. In addition to FERC authorization, the project will require firm, long-term contracts from prospective customers. Destin Pipeline has requested preliminary regulatory approval for the project by January 1997 so that commercial agreements can be entered into in early 1997. Engineering would be completed during 1997, and construction would begin in 1998. The projected in-service date is scheduled for January 1999. There is no assurance that the FERC will approve this application or that Destin Pipeline will be successful in securing the necessary long-term contracts.

NATURAL GAS TRANSMISSION

                                                                Three Months                       Six Months
                                                               Ended June 30,                     Ended June 30,
                                                             ----------------                   ---------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Operating Income (Loss):
    Southern Natural Gas Company
       and subsidiaries                                   $ 36.5            $ 38.2           $ 84.7            $ 90.8
    Other                                                   (0.1)             (0.4)            (0.2)             (0.8)
                                                           -----            ------            -----            ------

       Total Operating Income                             $ 36.4            $ 37.8           $ 84.5            $ 90.0
                                                          ======            ======           ======            ======


SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

Revenues:
    Gas sales                                             $ 54.4            $ 47.3           $114.6            $ 94.0
    Market transportation and
       storage                                              76.1              75.0            160.5             168.5
    Supply transportation                                   12.1              13.2             23.3              25.9
    Other                                                  166.3              (4.6)           167.8              21.7
                                                          ------            ------           ------            ------
       Total Revenues                                      308.9             130.9            466.2             310.1
                                                          ------            ------           ------            ------

Costs and Expenses:
    Natural gas cost                                        54.4              47.2            112.0              92.4
    Transition cost recovery                               158.5             (12.5)           153.1               8.4
    Operating and maintenance                               22.4              21.0             42.3              40.3
    General and administrative                              20.5              19.8             40.0              40.6
    Depreciation and amortization                           12.4              12.7             24.8              27.5
    Taxes, other than income                                 4.2               4.5              9.3              10.1
                                                            ----            ------             ----            ------
                                                           272.4              92.7            381.5             219.3
                                                          ------            ------           ------            ------
       Operating Income                                   $ 36.5            $ 38.2           $ 84.7            $ 90.8
                                                          ======            ======           ======            ======

Equity in Earnings of
    Unconsolidated Affiliates                              $ 2.3            $  2.3            $ 4.9            $  4.8
                                                           =====            ======            =====            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                                       2                 2                4                 4
    Market transportation                                    142               127              350               305
                                                             ---               ---              ---               ---
       Total Market Throughput                               144               129              354               309
    Supply transportation                                     80               100              165               187
                                                             ---               ---              ---               ---
       Total Volumes                                         224               229              519               496
                                                             ===               ===              ===               ===

    Transition gas sales                                      18                23               35                49
                                                             ===               ===              ===               ===

CITRUS CORP.

                                                                Three Months                        Six Months
                                                                Ended June 30,                    Ended June 30,
                                                               ----------------                  ---------------
                                                             1996             1995              1996             1995
                                                             ----             ----              ----             ----
                                                                                 (In Millions)
Equity in Earnings of
    Citrus Corp.                                             $4.7             $6.1             $10.7            $12.9
                                                             ====             ====             =====            =====

                                                                               (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                     114              126               205              219
    Supply transportation                                       8                6                16               14
                                                               --              ---               ---              ---
       Total Volumes                                          122              132               221              233
                                                              ===              ===               ===              ===


Quarter-to-Quarter Analysis

         Southern Natural Gas Company and Subsidiaries - Operating income for the second quarter declined $1.7 million compared with the 1995 period primarily due to lower supply-area transportation volumes and slightly higher operating and maintenance expenses and general and administrative expenses. Higher market transportation revenues resulting from higher volumes related to the East Tennessee expansion partially offset this decline.

         Gas sales revenues and natural gas cost increased compared with the 1995 second quarter reflecting higher gas prices on transition gas sales from supply remaining under contract. Both other revenue and transition cost recovery in the 1996 period include $164 million as a result of Southern's Customer
Settlement becoming final. Other revenue and transition cost recovery in the 1995 period were reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement agreement, which was implemented March 1, 1995. The adjustment did not impact operating income. General and administrative expenses for the second quarter of 1996 were slightly higher compared with the second quarter of 1995, primarily due to higher stock-based employee compensation expense.

         Citrus - Equity in earnings of Citrus declined $1.4 million to $4.7 million. The decline is primarily due to lower interruptible transportation volumes and higher operating expenses in 1996.

Year-to-Date Analysis

         Southern Natural Gas Company and Subsidiaries - Operating income for the six-month period decreased $6.1 million primarily because incremental revenues from the sale of firm transportation capacity were collected in the 1995 period prior to revised rates going into effect on March 1, 1995. The 1995 period also included positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability.

         Gas sales revenues and natural gas cost increased compared with the 1995 period reflecting higher gas prices on transition gas sales from supply remaining under contract. Both other revenue and transition cost recovery in the 1996 period include $164 million as a result of Southern's Customer Settlement becoming final. Other revenue and transition cost recovery in the 1995 period were reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement. Depreciation and amortization decreased in the 1996 period due to lower rates implemented March 1, 1995.

         Citrus - Equity in earnings of Citrus were $2.2 million lower than in 1995. 1996 results reflect revenues and operating costs relating to the operations of the Phase III expansion project while 1995 results include AFUDC related to Phase III which was placed in service on March 1, 1995. Also contributing to the decline were lower margins primarily due to lower interruptible transportation volumes.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent in 1996 and 1997 of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 2 percent in 1996, 2 percent in 1997, 12 percent in 1998, and substantially all of the volumes for years thereafter. (See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's   purchase   commitments  under  its  remaining  gas  supply
contracts for the remainder of 1996 and years 1997 through 2000 are estimated as follows:

                                                   Estimated
                                                   Purchase
                                                  Commitments
                                                 (In Millions)

         1996                                        $ 83
         1997                                         135
         1998                                          22
         1999                                          22
         2000                                          19

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

Rate Matters

         The Customer Settlement resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.

ENERGY MARKETING

     Sonat Energy Services, through its subsidiaries, Sonat Marketing Company L.P. and Sonat Power Marketing L.P., conducts marketing business in the natural gas and electric industries.

         Sonat Marketing has experienced rapid growth as reflected by average daily sales volumes of 2.4 billion cubic feet during the second quarter of 1996. For the current three-month period, total sales volumes grew from 176 billion cubic feet to 214 billion cubic feet compared with the 1995 period. Sonat Marketing purchases and resells substantially all of Sonat Exploration Company's natural gas production.

         Sonat Marketing uses natural gas futures contracts, options, and gas price swap agreements to hedge the effects of spot-market price volatility on its operating results. These instruments are used to lock in margins on Sonat Marketing's gas transactions. Sonat Marketing also uses futures derivatives to enable it to offer fixed-price contracts to its suppliers and customers. (See Market Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Sonat Power Marketing has executed power purchase, sales and transmission agreements with numerous U.S. utilities. It is focusing on expanding its wholesale business. Sonat and AGL Resources Inc., which has a 35 percent ownership interest in Sonat Marketing, completed an agreement in the second quarter of 1996 whereby AGL Resources Inc. also acquired a 35 percent interest in Sonat Power Marketing. The transaction resulted in a $.5 million gain, which is included in other income.

ENERGY MARKETING

                                                                  Three Months                      Six Months
                                                                Ended June 30,                     Ended June 30,
                                                               ----------------                   ---------------
                                                             1996            1995                1996            1995
                                                             ----            ----                ----            ----
                                                                                 (In Millions)

Revenues                                                   $526.3           $299.5             $1,123.1        $528.4
                                                           ======           ======             ========        ======

Operating Income (Loss)                                    $ (0.1)          $  2.0               $ 12.3        $  4.1
                                                           ======           ======               ======        ======

Sonat Marketing Gas Sales
    Volumes (100%)
       (Billion Cubic Feet)                                   214              176                  423           318
                                                              ===              ===                  ===           ===

Sonat Power Marketing Sales
    Volumes (100%)
       (Thousands of Megawatt Hours)                          473                -                  649             -
                                                              ===               ==                  ===            ==


Quarter-to-Quarter Analysis

         Although revenues increased 76 percent due to both higher volumes and higher gas prices, operating results for the energy marketing segment decreased $2.1 million in the second quarter of 1996 compared with the 1995 period. While natural gas marketing operations were profitable and sales volumes increased 22 percent, unit trading margins were lower. Energy marketing results were also adversely affected by higher expenses, including stock-based employee compensation expense, and start-up costs associated with the development of its electric power marketing operations.

Year-to-Date Analysis

         Revenues increased for the six-month period for the same reasons mentioned above. Operating results for the energy marketing segment for the six months ended June 30, 1996, were up substantially over 1995 levels, as operating income increased to $12.3 million from $4.1 million primarily due to much higher unit trading margins and to higher volumes. Unusually cold weather in early 1996 in certain of Sonat Marketing's markets created intense demand for natural gas during peak periods resulting in a volatile price environment which created exceptional trading opportunities for Sonat Marketing in the first quarter of 1996.




Other Income Statement Items

                                                                Three Months                        Six Months
                                                               Ended June 30,                     Ended June 30,
                                                             ----------------                   ---------------
                                                            1996             1995              1996              1995
                                                            ----             ----              ----              ----
                                                                                 (In Millions)

Other Income (Loss), Net:
    Equity in earnings of
       unconsolidated affiliates                           $ 7.4            $ 11.9            $16.4            $ 25.0
    Minority interest                                       (0.4)              -               (5.1)              -
    Other                                                    2.0             (41.2)             1.9             (35.8)
                                                            ----            ------             ----            ------
                                                           $ 9.0            $(29.3)           $13.2            $(10.8)
                                                           =====            ======            =====            ======

         The decrease in equity in earnings of unconsolidated affiliates in both of the 1996 periods primarily reflects the absence of earnings from the Company's investment in Sonat Offshore Drilling Inc. which was sold in July 1995. Minority interest is AGL Resources Inc.'s 35 percent shares of Sonat Marketing and Sonat Power Marketing's earnings (losses). Other increased due to a $30.8 million loss on the sale of oil and gas properties and a $13 million loss on the sale of the Company's investment in Baker-Hughes Incorporated convertible preferred stock in the 1995 periods. Slightly offsetting these losses were $3 million and $6 million of dividends on the Baker Hughes stock in the three-month and six-month periods of 1995, respectively.

Interest Expense, Net                                      $21.9            $ 25.3            $43.1            $ 51.2

         Interest expense on debt decreased compared with the three-month and six-month periods of 1995 due to much lower average debt levels, slightly offset by higher interest rates. Debt levels were lower due to proceeds from the Sonat Offshore stock sale and the Baker Hughes stock sale in 1995 being used to repay debt. Interest income decreased in both 1996 periods compared with the 1995 periods due to much lower GSR interest income.

Income Taxes                                               $20.8            $  5.8            $41.4            $ 15.8

         The increase in income taxes in both 1996 periods resulted from an increase in pre-tax income and a higher effective tax rate. The higher effective tax rate reflects lower levels of non-conventional fuel tax credits and other tax preference items.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                                                    Six Months
                                                                                                   Ended June 30,
                                                                                              1996              1995
                                                                                                   (In Millions)

Operating Activities                                                                         $270.2            $125.4

         Cash flow from operations increased $144.8 million compared with the 1995 period primarily due to improved operating results at both Sonat Exploration and Sonat Marketing, which were discussed earlier. At Southern, cash flow from operations improved, primarily due to higher GSR payments in the 1995 period.

         Other than the GSR payments discussed above, both the change in gas supply realignment costs and the change in reserves for regulatory matters were attributable to recognition of the Customer Settlement becoming final in the second quarter of 1996 (see earlier discussion). The change in deferred income taxes reflects Southern's settlement accounting and the disposal of the Company's investment in Baker Hughes preferred stock in the 1995 period. The change in both accounts receivable and accounts payable is primarily attributable to the expanding business of Sonat Exploration and Sonat Marketing. Other includes $32.9 million of accrual reversals related to the Customer Settlement in the current period. In addition, the 1995 period includes $37 million from the termination of long-term gas sales contracts, as well as transition costs deferred at Southern.

Investing Activities                                                                        $(271.2)           $(66.4)

         Net cash used in investing activities was $204.8 million higher in the 1996 period compared to the 1995 period, which included sources of cash from unusual items. In 1995, the Company received $167.0 million from the sale of four million shares of Baker Hughes convertible preferred stock, and $51.3 million in proceeds from the sale of Sonat Exploration oil and gas properties. Capital expenditures were slightly lower in the 1996 period compared to the 1995 period.

Financing Activities                                                                        $ (22.5)           $(62.1)

         Net cash used in financing activities was $39.6 million less in the 1996 period compared to the 1995 period. Proceeds from the unusual transactions discussed above were used in part to repay borrowings under Sonat's floating rate facilities in the 1995 period.

Capital Expenditures

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                              1996              1995
                                                                                                   (In Millions)

         Exploration and Production                                                         $ 214.7            $262.0
         Natural Gas Transmission                                                              51.9              16.8
         Energy Marketing                                                                       1.9               1.3
         Other                                                                                  2.6               2.7
                                                                                               ----            ------

         Total                                                                              $ 271.1            $282.8
                                                                                            =======            ======

         The Company's share of capital expenditures by its unconsolidated affiliates was $4.9 million and $77.7 million in the first six months of 1996 and 1995, respectively. The 1995 period included spending at Florida Gas on the Phase III expansion project placed in service on March 1, 1995.

Capital Resources

         At June 30, 1996, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $493.5 million was available. At June 30, 1996, $6.5 million was outstanding under Sonat's line of credit. The amount available under the lines of credit has also been reduced by the amount of commercial paper outstanding of $250 million to reflect the Company's policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement.

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

         The Company has a stock repurchase program through April 30, 1997, which authorizes the purchase of approximately three million shares of the Company's common stock. Through June 30, 1996, the Company has purchased 2,059,260 shares and will continue to purchase shares from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization are being reissued in connection with employee stock options and restricted stock programs.

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

         The Company also has exposure to financial market risks. In anticipation of a future borrowing under its shelf registration, Southern entered into a forward rate agreement to hedge its interest rate risk in January 1996 (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

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

                           PART II. OTHER INFORMATION


Item 5.  Legal Proceedings

         Southern Natural Gas Company and its wholly owned subsidiary, Sea Robin Pipeline Company, are two of seventy defendants named in Jack J. Grynberg, ex rel. v. Alaska Pipeline Company, et al., which was filed in the United States District Court for the District of Columbia. The defendants include substantially all of the interstate pipelines in the United States. Grynberg filed suit on behalf of the United States Government under 31 U.S.C. ss. 3729, et seq., commonly known as the False Claims Act, alleging that the methods used by the defendants to measure the heating content and volume of natural gas purchased by them have caused producers of natural gas to underpay royalties owed by the producers to the United States. The complaint seeks recovery of actual damages based upon the unpaid royalties, the amount of which is not specified in the complaint. Such damages may be trebled under Section 3729. Southern and Sea Robin intend to defend the suit vigorously.

         See Note 5 of the Notes to the Consolidated Financial Statements in this report for a description of the FERC's Division of Audits proposed adjustments to the capitalization by Florida Gas of AFUDC during construction of its Phase III expansion facilities and the settlement in principle that has been reached regarding those proposed adjustments.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits1

Exhibit
Number                           Exhibits

 4* Credit Agreement dated as of June 1, 1996, among Sonat Inc., and the Banks named therein, and The Chase Manhattan Bank (National Association) and Morgan Guaranty Trust Company of New York, as Co-Agents

11*                 Computation of Earnings per Share

12*                 Computation of Ratio of Earnings to Fixed Charges

27*                 Financial Data Schedule for the period ended June 30, 1996

*  Filed with this Report

(b)  Reports on Form 8-K

  The Company did not file any Report on Form 8-K during the quarter ended June 30, 1996.
- -----------------------

     1/ The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

                           SONAT INC. AND SUBSIDIARIES




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SONAT INC.



Date:       August 6, 1996              By:     /s/ James A. Rubright
       -------------------------                -----------------------
                                                James A. Rubright
                                                Senior Vice President and
                                                General Counsel

                                               (Principal Accounting Officer)




Date:      August 6, 1996               By:     /s/ Thomas W. Barker, Jr.
      -------------------------                 ---------------------------
                                                Thomas W. Barker, Jr.
                                                Vice President-Finance and
                                                Treasurer

                                                (Principal Financial Officer)