Form 10-Q
period 1996-09-30
SONAT INC
filed 1996-11-07
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarterly period ended       September 30, 1996

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

                         COMMON STOCK, $1.00 PAR VALUE:

                           86,257,117 SHARES OUTSTANDING ON OCTOBER 31, 1996

                           SONAT INC. AND SUBSIDIARIES


                                      INDEX

                                                                                          Page No.

PART I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets
                          (Unaudited)--September 30, 1996 and
                          December 31, 1995                                               1

                      Condensed Consolidated Statements of Income
                          (Unaudited)--Three Months and Nine Months Ended
                          September 30, 1996 and 1995 2

                      Condensed Consolidated Statements of Cash Flows
                          (Unaudited)--Nine Months Ended
                          September 30, 1996 and 1995                                     3

                      Notes to Condensed Consolidated Financial
                          Statements (Unaudited)                                          4 - 11

           Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                             12 - 26

PART II.   Other Information

           Item 1.    Legal Proceedings                                                   27

           Item 6.    Exhibits and Reports on Form 8-K                                    27

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                               September 30,          December 31,
                                                                    1996                      1995
                                                                          (In Thousands)
                                     ASSETS
Current Assets:

   Cash and cash equivalents                                        $ 20,008              $ 37,289
   Accounts receivable                                               338,602               349,441
   Inventories                                                        37,938                23,956
   Gas imbalance receivables                                          16,047                16,556
   Federal income taxes                                               16,324                12,979
   Other                                                              39,646                54,210
                                                                    --------              --------
      Total Current Assets                                           468,565               494,431
                                                                    --------              --------

Investments in Unconsolidated Affiliates and Other                   454,828               432,769
                                                                    --------              --------

Plant, Property and Equipment                                      5,090,707             4,822,879
   Less accumulated depreciation, depletion
      and amortization                                             2,641,253             2,545,320
                                                                  ----------            ----------
                                                                   2,449,454             2,277,559
                                                                  ----------            ----------
Deferred Charges and Other:
   Gas supply realignment costs                                       21,115               199,073
   Other                                                              94,355               107,609
                                                                    --------              --------
                                                                     115,470               306,682
                                                                    --------              --------

                                                                  $3,488,317            $3,511,441
                                                                  ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Long-term debt due within one year                               $ 53,524              $ 18,750
   Unsecured notes and commercial paper                              128,120               218,900
   Accounts payable                                                  338,426               297,660
   Accrued state income taxes                                          8,689                10,579
   Accrued interest                                                   28,751                27,115
   Gas imbalance payables                                             17,944                21,444
   Other                                                              52,140                45,677
                                                                    --------              --------
      Total Current Liabilities                                      627,594               640,125
                                                                    --------              --------

Long-Term Debt                                                       867,606               770,313
                                                                    --------              --------

Deferred Credits and Other:
   Deferred income taxes                                             285,911               213,122
   Reserves for regulatory matters                                    14,358               181,798
   Other                                                             155,686               223,441
                                                                    --------              --------
                                                                     455,955               618,361
                                                                    --------              --------
Commitments and Contingencies

Stockholders' Equity:
   Common stock and other                                            122,533               127,039
   Retained earnings                                               1,451,492             1,387,137
                                                                  ----------            ----------
                                                                   1,574,025             1,514,176
   Less treasury stock                                               (36,863)              (31,534)
                                                                    --------              --------
      Total Stockholders' Equity                                   1,537,162             1,482,642
                                                                  ----------            ----------

                                                                  $3,488,317            $3,511,441
                                                                  ==========            ==========

                             See accompanying notes.



                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                        Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995         1996           1995
                                                    (In Thousands, Except Per-Share Amounts)

Revenues                                      $788,161       $509,429    $2,369,718     $1,410,807
                                              --------       --------    ----------     ----------

Costs and Expenses:
   Natural gas cost                            513,673        289,053     1,452,140        741,795
   Transition cost recovery                      7,309         32,259       160,445         40,665
   Operating and maintenance                    70,948         41,645       167,122        119,811
   General and administrative                   34,089         34,517       108,202        101,017
   Depreciation, depletion
      and amortization                          74,670         67,110       213,421        208,161
   Taxes, other than income                     12,312          9,641        35,756         31,294
                                               -------       --------       -------     ----------
                                               713,001        474,225     2,137,086      1,242,743
                                              --------       --------    ----------     ----------

Operating Income                                75,160         35,204       232,632        168,064

Other Income (Loss), Net:
   Equity in earnings of
      unconsolidated affiliates                  8,832         11,037        25,285         35,920
   Sale of subsidiary stock                         -         188,012            -         188,012
   Minority interest                               (87)           (95)       (5,196)           (95)
   Other                                         4,697            232         6,586        (35,492)
                                                ------          -----        ------     ----------
                                                13,442        199,186        26,675        188,345
                                               -------       --------       -------     ----------

Interest:
   Interest income                                 988          1,929         3,311          5,617
   Interest expense                            (21,888)       (25,074)      (70,023)       (83,476)
   Interest capitalized                          1,240          1,534         3,918          4,973
                                                ------       --------        ------     ----------
                                               (19,660)       (21,611)      (62,794)       (72,886)
                                              --------       --------      --------     ----------

Income before Income Taxes                      68,942        212,779       196,513        283,523

Income Tax Expense                              20,908         82,259        62,315         98,045
                                               -------       --------       -------     ----------

Net Income                                    $ 48,034       $130,520     $ 134,198     $  185,478
                                              ========       ========     =========     ==========

Earnings Per Share of Common Stock               $ .56       $   1.51        $ 1.56     $     2.15
                                                 =====       ========        ======     ==========

Weighted Average Shares Outstanding             86,228         86,273        86,188         86,332

Dividends Paid Per Share                         $ .27       $    .27         $ .81     $      .81
                                                 =====       ========         =====     ==========








                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Nine Months
                                                                        Ended September 30,
                                                                    1996                 1995
                                                                          (In Thousands)
Cash Flows from Operating Activities:

   Net income                                                      $ 134,198           $   185,478
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation, depletion and amortization                    213,421               208,161
         Deferred income taxes                                        72,851                34,094
         Equity in earnings of unconsolidated affiliates,
           less distributions                                        (18,324)              (28,184)
         Gain on sale of subsidiary stock and
           disposal of assets, net                                    (3,390)             (147,807)
         Reserves for regulatory matters                            (167,440)               (6,330)
         Gas supply realignment costs                                182,325               (50,319)
         Change in:
           Accounts receivable                                        10,839                23,057
           Inventories                                               (13,982)                  606
           Accounts payable                                           40,766                (9,448)
           Accrued interest and income taxes, net                     (4,806)               15,332
           Other current assets and liabilities                       19,301                (4,179)
         Other                                                       (40,716)              (59,346)
                                                                    --------           -----------

           Net cash provided by operating activities                 425,043               161,115
                                                                    --------           -----------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                          (399,522)             (357,441)
   Net proceeds from sale of subsidiary stock and
      disposal of assets                                              10,270               593,213
   Advances to unconsolidated affiliates
      and other                                                      (13,883)              (10,833)
                                                                    --------           -----------

           Net cash provided by (used in)
              investing activities                                  (403,135)              224,939
                                                                   ---------           -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                          400,000             3,103,000
   Payments of long-term debt                                       (267,933)           (3,295,495)
   Changes in short-term borrowings                                  (90,780)             (100,000)
                                                                    --------           -----------
      Net changes in debt                                             41,287              (292,495)
   Dividends paid                                                    (69,843)              (69,930)
   Other                                                             (10,633)               25,383
                                                                    --------           -----------

           Net cash used in financing activities                     (39,189)             (337,042)
                                                                    --------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                 (17,281)               49,012

Cash and Cash Equivalents at Beginning of Period                      37,289                 9,131
                                                                     -------           -----------

Cash and Cash Equivalents at End of Period                          $ 20,008           $    58,143
                                                                    ========           ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                             $ 49,497           $    65,812
   Income taxes, net                                                   5,907                77,150


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

2.      Derivative Financial Instruments

Commodity Price Risk

        The Company uses futures contracts, options and oil and natural gas price swap agreements to hedge its commodity price risk. Gains or losses experienced on hedging transactions are offset by the related gains or losses recognized on the sale of the commodity.

        Futures - Natural gas futures contracts and options on natural gas futures contracts are traded on the New York Mercantile Exchange (NYMEX). Contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets (the margin) with a broker at the time the contract is initiated. Brokers mark open positions to market daily and require additional assets to be maintained on deposit when significant unrealized losses are experienced or allow deposits to be reduced when unrealized gains are experienced. At September 30, 1996, Sonat Marketing Company L.P. (Sonat Marketing), a 65 percent-owned subsidiary of Sonat, had $6.1 million on deposit with brokers for margin calls, included in other current assets on the Consolidated Balance Sheet.

        Sonat Marketing uses futures contracts to reduce exposure to price risk when gas is not bought and sold simultaneously. At September 30, 1996, Sonat Marketing had a total of 130 net contracts open (4,959 long and 4,829 short futures contracts) and a deferred loss of $.3 million, representing unrealized losses on contracts that will mature throughout 1996, 1997 and 1998. Option activity during the third quarter of 1996 was not material.

2.      Derivative Financial Instruments (Cont'd)

        Sonat's wholly owned subsidiary Sonat Exploration Company, through Sonat Marketing, may use futures contracts to lock in the price for a portion of its expected future natural gas production when it believes that prices are at acceptable levels. Sonat Exploration had lower revenues of $18.8 million relating to losses on gas futures in the 1996 nine-month period.

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

        Sonat Exploration has one oil price swap agreement for 1996, hedging approximately 40 percent of the expected oil production for the remainder of 1996, which sets a fixed price of $18.00 per barrel. This swap is not in effect during days when the market price falls below $16.39. Oil revenues in the nine-month 1996 period were reduced by $8.0 million for the effect of oil swap transactions. Sonat Exploration has two natural gas price swap agreements that tend to offset each other. Sonat Exploration has incurred a loss of $2.2 million on gas swap agreements for the current nine-month period.

        Sonat Marketing had a total of 38 fixed-price swap agreements and 62 variable-price swap agreements at September 30, 1996, to exchange payments based on a total notional volume of 85 TBtu of natural gas over periods ranging from one month to seven years. Sonat Marketing also has a gas price collar agreement which provides it a floor price of $1.80 on notional volumes of 37 TBtu and sets a ceiling price of $2.56 on notional volumes of 30 TBtu. In the first nine months of 1996, a loss of $2.2 million was recognized under these agreements.

        The Company's credit exposure on swaps is limited to the value of swaps that are in a favorable position to the Company. At September 30, 1996, the market value of the Company's fixed-price favorable swaps was $.3 million. The net position of all fixed-price swaps, both favorable and unfavorable, was $1.5 million unfavorable. The market value of the basis swaps is not material. The market value of the gas price collar agreement is $1.7 million unfavorable.

        Sonat Exploration has hedged a portion of its production of oil and gas starting in January 1997 by entering into fixed price swaps with Sonat Marketing. Oil production in the amount of 1,290,000 barrels is hedged throughout 1997 with Sonat Exploration to receive fixed prices of $20.25 to $21.75 per barrel. Gas production in the amount of 78,470,000 MMBtus is hedged throughout 1997 and 1998 with Sonat Exploration to receive fixed prices of $2.00 to $2.04 per MMBtu.

Sonat Marketing Company has hedged its risk from entering into these swaps by putting on futures positions and entering into offsetting swaps with third parties with aggregate volumes equal to its swaps with Sonat Exploration.

Financial Risk

        On January 22, 1996, Southern Natural Gas Company (Southern) entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base 10 year treasury rate for this future borrowing was hedged at approximately 5.78 percent on a notional amount of $97 million. In September 1996, due to revised expectations of external financing requirements, 50 percent of the forward rate agreement was liquidated resulting in a gain of $3.9 million. At September 30, 1996, the fair market value of the remaining $48.5 million notional amount of this agreement was approximately $3 million.

3.      Unconsolidated Affiliates

        The following table presents the components of equity in earnings of unconsolidated affiliates.



                                                         Three Months                 Nine Months
                                                   Ended September 30,         Ended September 30,
                                                 1996          1995           1996          1995
                                                                 (In Thousands)

Company's Share of Reported Earnings (Losses):

   Exploration and Production                    $ 102        $   140         $ 290        $   475
                                                 -----        -------         -----        -------

   Natural Gas Transmission:
      Citrus Corp.                               5,770          7,290        15,779         19,475
      Amortization of Citrus basis
         difference                                345            345         1,037          1,037
      Bear Creek Storage Company                 2,433          2,385         7,462          7,307
      Other                                        (91)           (67)         (226)          (145)
                                                  ----        -------         -----        -------
                                                 8,457          9,953        24,052         27,674
                                                 ------        -------       -------        -------

   Energy Marketing                                 -              (2)           -             (10)
                                                   ---            ---           ---           ----

   Other:
      Sonat Offshore Drilling                       -             606            -           6,735
      Other affiliates                             273            340           943          1,046
                                                  ----        -------          ----        -------
                                                   273            946           943          7,781
                                                  ----        -------          ----        -------

                                                $8,832        $11,037       $25,285        $35,920
                                                ======        =======       =======        =======


3.      Unconsolidated Affiliates (Cont'd)

        Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent of Florida Gas Transmission Company (Florida Gas). A subsidiary of Southern owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company.

        The following is summarized income statement information for Citrus:


                                                        Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                 (In Thousands)

Revenues                                      $205,801       $186,104      $583,183       $505,959
Expenses (Income):
   Natural gas cost                            118,407        102,930       322,435        272,480
   Operating expenses                           30,733         34,432        97,087         97,893
   Depreciation and amortization                11,668         11,651        35,127         31,248
   Allowance for funds used
      during construction                         (129)       (12,144)         (275)       (32,441)
   Interest and other                           26,283         25,471        77,277         73,327
   Income taxes                                  7,299          9,184        19,974         24,502
                                                ------       --------       -------       --------

Income Reported                               $ 11,540       $ 14,580      $ 31,558       $ 38,950
                                              ========       ========      ========       ========


        Florida Gas' Phase III expansion, which began in 1994, was completed during February 1995. Income for the first nine months of 1995 reflects significant allowance for funds used during construction attributable to the Phase III expansion.

        The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.


                                                        Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                 (In Thousands)

Revenues                                        $8,924         $8,885       $27,117        $27,113
Expenses:
   Operating expenses                            1,262          1,206         3,797          3,732
   Depreciation                                  1,354          1,350         4,061          4,049
   Other expenses, net                           1,441          1,560         4,335          4,718
                                                ------         ------        ------        -------

Income Reported                                 $4,867         $4,769       $14,924        $14,614
                                                ======         ======       =======        =======


4.      Debt and Lines of Credit

        Long-Term Debt - Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. During the first nine months of 1996, $400 million was borrowed and $250 million was repaid under the revolving credit agreement, resulting in $150 million outstanding at September 30, 1996, at a rate of 5.60 percent.

        Unsecured  Notes  -  Loans   outstanding  under  all  short-term  credit
facilities are for a duration of less than three months.

        Sonat and Southern have available short-term lines of credit of $200 million and $50 million, respectively, for a period of 364 days. Borrowings are available through May 27, 1997, and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At September 30, 1996, no amounts were outstanding under Sonat's agreement or Southern's agreement.

        Sonat had $128.1 million in commercial paper outstanding at an average rate of 5.57 percent at September 30, 1996.

5.      Commitments and Contingencies

        Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At September 30, 1996, Southern's rates are established by the Customer Settlement and a FERC order effective for parties contesting the Customer Settlement and are not subject to refund (see discussion below).

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

        In an order issued on September 29, 1995, (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that

Southern had filed on March 15, 1995. The Customer Settlement, which is effective as to all Southern's customers, except one customer representing approximately 2 percent of the firm transportation capacity on Southern's system, resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996, the Settlement became final and Southern credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $164 million. Southern implemented reduced settlement rates effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. The Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of September 30, 1996, and 50 percent of future GSR costs that Southern may incur thereafter, which future costs the Company believes will not be material to its financial position or results of operations.

        Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the one remaining contesting party concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. The contesting party, and one other entity that may potentially compete with Southern in providing storage services, have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on appeal.

        Sea Robin - In January 1995, Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995, the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed on August 15, 1996, for judicial review of the orders denying its petition.

5.      Commitments and Contingencies (Cont'd)

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

        Briggs v. Sonat Exploration - On October 18, 1996, the Court certified two settlement classes and entered a final order approving the terms of a settlement agreement, which had been previously negotiated between the Plaintiffs and Sonat Exploration under which Sonat Exploration agreed to pay approximately $8.5 million (including $1.6 million of interest) into a settlement fund for the benefit of the class members. Under the settlement agreement, all claims raised in the litigation have been dismissed, and with respect to the respective class members, other than those that elect to opt out of the settlement, the following claims have been released (i) all claims that the members of the first settlement class have relating to any adjustments, deductions or charges made by Sonat Exploration, Sonat Marketing or certain affiliated gathering entities against the production revenue share of the class members for periods prior to the effective date of the settlement, (ii) for all periods prior to the effective date of the settlement all claims that the members of the second settlement class may have relating to any proceeds received by Sonat Exploration under two term gas sales contracts to which Sonat Exploration was a party and (iii) for all periods prior to January 1, 1996, all claims that members of the second settlement class have relating to any proceeds received by Sonat Exploration allocated to such members' share of production, the sale of natural gas by Sonat Exploration to Sonat Marketing, including such sales at index prices and the marketing fees charged Sonat Exploration by Sonat Marketing and the margins realized by Sonat Marketing upon the sale by it of gas purchased from Sonat Exploration. The approximately 2,800 members of the first settlement class include the persons who own interests in onshore wells that were provided gathering services by three affiliated gathering systems operated by Sonat Exploration. The approximately 40,500 members of the second settlement class include the persons that own interests in onshore wells in Texas, Louisiana, Arkansas, Oklahoma, and New Mexico whose natural gas has been sold by Sonat Exploration and whose share of revenue was reduced by marketing fees charged by Sonat Marketing, except certain royalty interest owners in wells in Oklahoma who are presently members of a class certified in an action pending in an Oklahoma state court. Pursuant to the settlement agreement, Sonat Exploration did not admit any liability. The court also awarded attorneys' fees and costs of $3.15 million. The judgment will become final, if no post-judgment motions are filed or appeals taken, sixty days from October 18. Payment under the judgment will be made as soon thereafter as practical.

        FERC Audit of Florida Gas - The FERC's Division of Audits completed a compliance review of Florida Gas' books and records for the period January 1, 1991, through February 28, 1995. Among other things, the FERC auditors questioned certain aspects of Florida Gas' procedures for accounting for the costs of financing Florida Gas' Phase III expansion facilities and have proposed adjustments to the capitalization by Florida Gas of AFUDC during construction of its Phase III expansion facilities. Pursuant to an agreement in principle among Florida Gas, FERC staff and customer intervenors, Florida Gas filed a settlement agreement on July 30, 1996, which was approved by FERC order issued September 27, 1996. The settlement provides for a reduction of $18.75 million in its Account No. 101, Gas Plant in Service. The settlement is without prejudice to Florida Gas seeking Commission approval to recover the $18.75 million, required to be removed from its plant account, in the rate case filed by Florida Gas on August 30, 1996, in Docket No. RP96-366-000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           SONAT INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

        Operating results for the Company's business segments are in the table below. The table also shows the effect of four unusual items recorded in 1995 that affect operating income and net income comparisons. The sale of properties and terminations of long-term gas sales contracts by Sonat Exploration and the sale of the Company's investment in Baker Hughes Incorporated Preferred Stock were recorded in the second quarter of 1995. The sale of the remaining investment in Sonat Offshore common stock was recorded in the third quarter of 1995.

                                                        Three Months                  Nine Months
                                                  Ended September 30,          Ended September 30,
                                                1996           1995          1996          1995
                                                     (In Millions, Except Per-Share Amounts)

Operating Income (Loss):
   Exploration and production                   $38.2        $ (2.8)        $ 97.2        $ 37.2
   Natural gas transmission                      36.2          36.1          120.7         126.1
   Energy marketing                              (0.7)          1.0           11.6           5.1
   Other                                          1.4           0.9           3.1           (0.3)
                                                -----          ----          ----         ------

Operating Income                                 75.1          35.2          232.6         168.1

Less Unusual Items:
   Exploration and Production
      Termination of gas
         sales contracts                           -              -             -           37.5
                                                  ---            ---           ---        ------
Operating Income Excluding
   Unusual Items                                $75.1        $ 35.2         $232.6        $130.6
                                                =====        ======         ======        ======

Net Income As Reported                          $48.0        $130.5         $134.2        $185.5
Less Unusual Items:
   Exploration and Production
      Termination of gas
         sales contracts                          -             -              -            24.4
      Property sales                              -             -              -           (20.0)
      Sale of Offshore stock                      -           110.1            -           110.1
   Other
      Sale of Baker Hughes Stock                   -              -             -           (8.2)
                                                  ---            ---           ---        ------
Net Income Excluding
   Unusual Items                                $48.0        $ 20.4         $134.2        $ 79.2
                                                =====        ======         ======        ======
Earnings Per Share of Common Stock              $ .56         $ 1.51        $ 1.56        $ 2.15
                                                =====         ======        ======        ======
Earnings Per Share of Common
   Stock Excluding Unusual
   Items                                        $ .56          $ .24        $ 1.56         $ .92
                                                =====          =====        ======         =====

EXPLORATION AND PRODUCTION


        The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. From 1988 through 1995, Sonat Exploration's reserve growth strategy was based on acquiring properties that have additional exploitation drilling potential, developing those properties and conducting low risk exploration activities. In 1996 the Company has made a strategic shift to increase exploratory activity due to the size of the acreage position it has established and its increased use of technology, such as three-dimensional (3D) seismic surveys.

        During the first nine months of 1996, Sonat Exploration successfully completed several exploratory wells. Early in the second quarter of 1996, the Company had a significant find in Leon County, Texas, where it completed its first Cotton Valley pinnacle reef discovery, the Fountain No. 1. Sonat
Exploration has a 64 percent working interest in this well. In the third quarter, Sonat Exploration announced completion of its second discovery in the Cotton Valley Pinnacle Reef Trend, the Scurlock No. 1 well. Sonat Exploration has a 67 percent working interest in this well. In October, Sonat Exploration announced that its Blanton No. 1 exploratory well in the Bear Grass area of Freestone County, Texas, encountered 520 feet of Cotton Valley Pinnacle Reef development with very active gas shows throughout the entire section. Based on geological and geophysical analysis of this result and the drilling characteristics of the well, Sonat Exploration believes the Blanton No. 1 will be its third and most significant exploratory success thus far in the Bear Grass area. Sonat Exploration has a 100 percent working interest in this well.

        In the Austin Chalk Trend of west Louisiana, Sonat Exploration completed an important dual-lateral horizontal discovery, the Sonat Minerals 1 No. 1, that had an initial production rate of eight million cubic feet (MMcf) of natural gas and 1,300 barrels of condensate per day. Sonat Exploration also completed two significant wells in High Island Block 39 in the Gulf of Mexico, one exploratory and one development, with a combined initial production rate of 85 MMcf per day of natural gas and 720 barrels of condensate.

        In addition to its exploratory activity, Sonat Exploration maintained an active development drilling program in the first nine months of 1996, participating in the completion of 246 gross development wells. Also, during the same period, the Company completed several acquisitions at a net cost of $46 million that added 105 billion cubic feet of natural gas equivalent (Bcfe). Property sales of $34 million during the first nine months of 1996 decreased proved reserves by 50 Bcfe. Proved reserves at September 30, 1996, were 1.896 trillion cubic feet of natural gas equivalent, up 126 Bcfe from year-end 1995.

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

EXPLORATION AND PRODUCTION OPERATIONS


                                                       Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                  (In Millions)

Revenues:
   Sales to others                             $ 43.3        $ 31.2         $100.4        $139.8
   Intersegment sales                            97.6          53.4          291.2         162.8
                                                -----        ------         ------        ------
      Total Revenues                            140.9          84.6          391.6         302.6
                                               ------        ------         ------        ------

Costs and Expenses:
   Operating and maintenance                     14.3          15.6           45.1          49.1
   Exploration expense                            7.0           2.5           15.6           6.0
   General and administrative                    13.1          12.3           39.1          33.7
   Depreciation, depletion and
      amortization                               61.5          52.9          175.6         162.9
   Taxes, other than income                       6.8           4.1           19.0          13.7
                                                 ----        ------          -----        ------
                                                102.7          87.4          294.4         265.4
                                               ------        ------         ------        ------
      Operating Income (Loss)                  $ 38.2        $ (2.8)        $ 97.2        $ 37.2
                                               ======        ======         ======        ======


Net Sales Volumes:
   Gas (Bcf)                                       54             45           152           139
   Oil and condensate (MBbls)                   1,366            983         3,748         2,944
   Natural gas liquids (MBbls)                    643            302         1,579         1,158
------------------------------------------------------------------------------------------------

Average Sales Prices:
   Gas ($/Mcf)                                 $ 2.09         $ 1.41        $ 2.07        $ 1.46
   Oil and condensate ($/Bbl)                   19.09          17.78         18.99         17.48
   Natural gas liquids ($/Bbl)                  11.10           9.28         10.77          8.82
------------------------------------------------------------------------------------------------



Quarter-to-Quarter Analysis

        Operating income for the third quarter of 1996 was up $41.0 million compared with the same 1995 period. Natural gas production increased 9 billion cubic feet (Bcf) to 54 Bcf and average realized natural gas prices for the third quarter of 1996 were $2.09 per thousand cubic feet (Mcf) compared with $1.41 per Mcf in 1995. The increase in natural gas production reflects successful exploration and development programs throughout the Company's areas of operations. Oil and condensate production increased 39 percent to 1.4 million barrels for the third quarter of 1996, primarily due to growing production in the eastern Austin Chalk Trend where in 1996 the Company increased its drilling program from three to seven rigs. Average realized oil prices rose to $19.09 per barrel for the third quarter of 1996 from $17.78 per barrel in 1995. Operating income for the third quarter of 1996 was reduced by $5.5 million for costs associated with the settlement of the Briggs, et. al. v. Sonat Exploration litigation. See Item 1 of Part II of this report.

        Exploration expense increased $4.5 million due to increased exploration activity in 1996. Although amortization rates declined from $1.00 to $.93 per Mcf of natural gas equivalent, depreciation, depletion and amortization expense for the current period increased by 16 percent compared with the same 1995 period due to higher production levels in 1996. Other tax expense increased by $2.7 million primarily due to higher severance taxes resulting from higher revenues.

Year-to-Date Analysis

        Operating income for the first nine months of 1996 was up $97.5 million compared with the same period of 1995, after excluding the recognition of $37.5 million of operating revenue from the termination of two long-term gas sales contracts in the 1995 period. The increase was due to both higher prices and increased production. Average realized natural gas prices increased to $2.07 per Mcf in 1996 from $1.46 per Mcf in 1995, a 42 percent increase. Gas revenues in the 1996 period were reduced by $21.0 million for the effect of gas hedging transactions. Realized oil prices rose to an average of $18.99 per barrel in 1996 from $17.48 per barrel in 1995. Oil revenues in the 1996 period were reduced by $8.0 million for the effect of oil hedging transactions. Sonat Exploration has hedged approximately 40 percent of expected oil production for the remainder of 1996 at an $18 per barrel West Texas Intermediate index price (see Note 2 of the Notes to Condensed Consolidated Financial Statements). Oil and condensate production increased by 27 percent. Operating income of the first nine months of 1996 was reduced by $12.0 million for litigation accruals associated with the Briggs, et. al. v. Sonat Exploration litigation.

        Costs and expenses were higher in the first nine months of 1996 compared with the same 1995 period due to several factors. Exploration expense increased $9.6 million due to more exploration activity in 1996. General and administrative expenses increased $5.4 million due to higher employee related costs, including stock-based employee compensation expense, and less overhead costs charged to producing properties due to property sales. Depreciation, depletion and amortization expense increased $12.7 million due to higher production levels partially offset by lower amortization rates. Other tax expense increased $5.3 million due to higher severance taxes related to higher revenues. Operating and maintenance expenses were $4.0 million lower for the first nine months of 1996 compared with 1995, primarily due to reduced levels of workovers in 1996, which partially offset the higher expenses mentioned above.

NATURAL GAS TRANSMISSION

     The Company is engaged in the natural gas transmission business through Southern and its subsidiaries, and Citrus Corp. (a 50 percent-owned company).

        Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to expand its pipeline system to provide firm gas transportation service to three existing customers and to two new customers in North Alabama. The proposed
76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The earliest in-service date for the proposed expansion, which requires FERC approval, would be November 1997. The company that currently provides transportation service to the cities of Huntsville and Decatur has challenged this project in Alabama state court and with the FERC.

        In May 1996, Southern filed an application with the FERC to expand its pipeline system in Zone 3 of its market area. This $36 million expansion will enable Southern to provide additional firm transportation services totaling 46 million cubic feet per day to 11 customers in Georgia and Tennessee. If FERC approval is received, the in-service date for this firm transportation service is expected to be November 1997.

        In 1996, Southern formed Destin Pipeline Company Inc., a wholly owned subsidiary. Destin filed an application with the FERC seeking authorization to construct, own, and operate a large-diameter interstate pipeline system to transport approximately one billion cubic feet of gas per day from the deepwater and corridor areas being developed in the eastern Gulf of Mexico for delivery to pipeline interconnections in central Mississippi. The estimated capital cost of the facilities is $294 million. Destin Pipeline has requested preliminary regulatory approval for the project by January 1997 so that commercial agreements can be entered into in early 1997. Engineering would be completed during 1997, and construction would begin in 1998. The projected in-service date is scheduled for January 1999. In addition to FERC authorization, Southern is seeking, but does not yet have, contractual commitments to support the project.

NATURAL GAS TRANSMISSION


                                                       Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                  (In Millions)

Operating Income (Loss):
   Southern Natural Gas Company
      and subsidiaries                         $ 36.2        $ 36.7         $120.9        $127.5
   Other                                           -           (0.6)          (0.2)         (1.4)
                                                  ---        ------          -----        ------

      Total Operating Income                   $ 36.2        $ 36.1         $120.7        $126.1
                                               ======        ======         ======        ======


SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

Revenues:
   Gas sales                                   $ 39.8        $ 44.9         $154.4        $138.9
   Market transportation and
      storage                                    76.9          75.4          237.4         243.9
   Supply transportation                         12.5          12.7           35.8          38.6
   Other                                         13.0          41.5          180.8          63.2
                                                -----        ------         ------        ------
      Total Revenues                            142.2         174.5          608.4         484.6
                                               ------        ------         ------        ------

Costs and Expenses:
   Natural gas cost                              39.2          44.7          151.2         137.1
   Transition cost recovery                       7.3          32.3          160.4          40.7
   Operating and maintenance                     24.6          23.2           66.9          63.5
   General and administrative                    18.9          20.5           58.9          61.1
   Depreciation and amortization                 11.3          12.3           36.1          39.8
   Taxes, other than income                       4.7           4.8           14.0          14.9
                                                 ----        ------          -----        ------
                                                106.0         137.8          487.5         357.1
                                               ------        ------         ------        ------
      Operating Income                         $ 36.2        $ 36.7         $120.9        $127.5
                                               ======        ======         ======        ======

Equity in Earnings of
   Unconsolidated Affiliates                    $ 2.3        $  2.3          $ 7.2        $  7.1
                                                =====        ======          =====        ======

                                                              (Billion Cubic Feet)
Volumes:
   Intrastate gas sales                             2              1             6             5
   Market transportation                          133            143           483           448
                                                  ---            ---           ---           ---
      Total Market Throughput                     135            144           489           453
   Supply transportation                           77            101           242           288
                                                  ---            ---           ---           ---
      Total Volumes                               212            245           731           741
                                                  ===            ===           ===           ===

   Transition gas sales                            16             21            51            70
                                                  ===            ===           ===           ===

CITRUS CORP.

                                                       Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                  (In Millions)

Equity in Earnings of
   Citrus Corp.                                  $6.1           $7.6         $16.8         $20.5
                                                 ====           ====         =====         =====

                                                              (Billion Cubic Feet)
Florida Gas Volumes (100%):
   Market transportation                          126            129           331           348
   Supply transportation                            6              6            22            20
                                                   --            ---           ---           ---
      Total Volumes                               132            135           353           368
                                                  ===            ===           ===           ===



Quarter-to-Quarter Analysis

        Southern Natural Gas Company and Subsidiaries - Operating results for the third quarter of 1996 were relatively flat compared with the prior year. Gas sales revenues and natural gas cost decreased compared with the 1995 third quarter due to declining transition gas sales from supply remaining under contract partially offset by higher prices. Both other revenue and transition cost recovery in the 1995 period include a $17.7 million adjustment related to the Customer Settlement. The adjustment did not impact operating income. General and administrative expenses decreased due to lower employee benefit expenses, including stock-based compensation. Depreciation and amortization in the 1996 period includes a favorable $0.9 million adjustment related to a change in the estimated life of leasehold improvements.

        Citrus - Equity in earnings of Citrus declined from $7.6 million to $6.1 million in 1996. The 1995 period benefited from an adjustment to allowance for funds used during construction (AFUDC) related to the Florida Gas Transmission Company Phase III expansion project (Phase III). The effect of this adjustment was partly offset by the effect of out-of-period expense adjustments in 1995 and 1996.

Year-to-Date Analysis

        Southern Natural Gas Company and Subsidiaries - Operating results for the nine-month period decreased $6.6 million primarily because incremental revenues from the sale of firm transportation capacity were collected in the 1995 period prior to revised rates going into effect on March 1, 1995. The 1995 period also included positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability.

        Gas sales revenues and natural gas cost increased compared with the 1995 period reflecting higher gas prices on transition gas sales from supply remaining under contract. Supply transportation revenues decreased due to lower supply-area transportation volumes. Both other revenue and transition cost recovery in the 1996 period include $163.9 million recorded as a result of Southern's Customer Settlement becoming final. Depreciation and amortization decreased in the 1996 period due to lower rates implemented March 1, 1995, and the adjustments discussed in the preceding paragraph.

        Citrus - Equity in earnings of Citrus were $3.7 million lower than in 1995. 1996 results reflect revenues and operating costs relating to the operations of the Phase III expansion project while 1995 results include AFUDC, including the AFUDC adjustment discussed previously, related to Phase III which was placed in service on March 1, 1995. Also contributing to the decline were lower margins due to lower interruptible transportation volumes. These were partly offset by the effect of out-of-period expense adjustments in 1995 and 1996.

Natural Gas Sales and Supply

        Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern has terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Some of the remaining contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 92 percent and 85 percent in 1996 and 1997, respectively, of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 1 percent in 1996, 2 percent in 1997, 8 percent in 1998, and substantially all of the volumes for years thereafter. (See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

        Southern's purchase commitments under its remaining gas supply contracts for the remainder of 1996 and years 1997 through 2000 are estimated as follows:

                                                                Estimated
                                                                Purchase
                                                               Commitments
                                                              (In Millions)

        1996                                                       $ 72
        1997                                                        137
        1998                                                         22
        1999                                                         22
        2000                                                         19

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

Rate Matters

        The Customer Settlement resolves, as to all of Southern's customers except one contesting party that represents approximately 2 percent of Southern's firm transportation volumes, all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.

ENERGY MARKETING

     Sonat Energy Services, through its subsidiaries, Sonat Marketing Company L.P. and Sonat Power Marketing L.P., conducts marketing business in the natural gas and electric industries.

        Sonat Marketing has experienced rapid growth as reflected by average daily sales volumes of 2.9 billion cubic feet during the third quarter of 1996. For the current three-month period, total sales volumes grew from 201 billion cubic feet in 1995 to 262 billion cubic feet in 1996. Sonat Marketing purchases and resells substantially all of Sonat Exploration Company's natural gas production.

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

        Sonat Power Marketing has executed power purchase, sales and transmission agreements with numerous U.S. utilities. It is focusing on expanding its wholesale business. Sonat and AGL Resources Inc., which has a 35 percent ownership interest in Sonat Marketing, completed an agreement in the second quarter of 1996 whereby AGL Resources Inc. also acquired a 35 percent interest in Sonat Power Marketing. The transaction resulted in a $.5 million pretax gain, which is included in other income for the nine-month period.

ENERGY MARKETING OPERATIONS


                                                       Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                  (In Millions)


Revenues                                       $636.1        $318.3        $1,759.2       $846.7
                                               ======        ======        ========       ======

Operating Income (Loss)                        $ (0.7)       $  1.0          $ 11.6       $  5.1
                                               ======        ======          ======       ======

Sonat Marketing Gas Sales
   Volumes (100%)
      (Billion Cubic Feet)                        262            201             685         519
                                                 ====            ===            ====         ===

Sonat Power Marketing Sales
   Volumes (100%)
      (Thousands of Megawatt Hours)             1,035              -           1,684           -
                                                =====             ==           =====          ==



Quarter-to-Quarter Analysis

        Although revenues doubled due to both higher volumes and higher gas prices, operating results for the energy marketing segment decreased $1.7 million in the third quarter of 1996 compared with the 1995 period. Sonat Marketing's natural gas sales volumes increased 61 billion cubic feet, but unit trading margins were lower due to intense competition. Energy marketing results were also reduced by start-up losses associated with the development of its electric power marketing operations.

Year-to-Date Analysis

        Revenues increased for the nine-month period for the same reasons mentioned above. Operating results for the energy marketing segment for the nine months ended September 30, 1996, were up substantially over 1995 levels primarily due to much higher unit trading margins in the spring as a result of unusually cold weather in certain of Sonat Marketing's markets. This created intense demand for natural gas during peak periods resulting in a volatile price environment which created exceptional trading opportunities for Sonat Marketing.




Other Income Statement Items


                                                       Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                  (In Millions)

Other Income (Loss), Net:
   Equity in earnings of
      unconsolidated affiliates                 $ 8.9        $ 11.0          $25.3        $ 36.0
   Minority interest                             (0.1)         (0.1)          (5.2)         (0.1)
   Sale of subsidiary stock                       -           188.0            -           188.0
   Other                                          4.7           0.3            6.6         (35.5)
                                                 ----          ----           ----        ------
                                                $13.5        $199.2          $26.7        $188.4
                                                =====        ======          =====        ======


        The decrease in equity in earnings of unconsolidated affiliates in both periods reflects the absence of earnings from the Company's investment in Sonat Offshore Drilling Inc., which was sold in July 1995, and a decrease in equity in earnings of Citrus (discussed earlier in the Natural Gas Transmission section). Minority interest is AGL Resources Inc.'s 35 percent share of Sonat Marketing and Sonat Power Marketing's earnings. The 1995 periods include the gain from the Company's sale of its remaining interest in Sonat Offshore stock. Other increased for the three-month period due to the recognition of a $3.9 million gain on partial termination of an interest rate swap in September 1996. Other for the nine-month period of 1996 also includes a $2.4 million gain on the sale of oil and gas properties and the $.5 million gain on the sale of a 35 percent interest in Sonat Power Marketing discussed earlier. The comparable 1995 period includes a $28.9 million loss on the sale of oil and gas properties, a $13.0 million loss on the sale of the Company's investment in Baker-Hughes Incorporated convertible preferred stock, and $6.0 million of dividends on the Baker Hughes stock.

Interest Expense, Net                           $19.7        $ 21.6          $62.8        $ 72.9


        Net interest expense decreased compared with the three and nine-month periods of 1995. Interest expense for the three-month period decreased primarily due to lower average revenue reserve balances. Interest expense for the nine-month period decreased primarily due to lower average outside debt levels and revenue reserves balances.

                                                       Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                  (In Millions)


Income Taxes                                    $20.9        $ 82.3          $62.3        $ 98.0


        Income taxes decreased for the three and nine-month periods due to income taxes associated with the unusual items (discussed earlier) in the 1995 period. Absent these unusual items, the effective tax rate was higher for the three and nine-month periods reflecting a lower percentage of earnings receiving tax preferential rates and lower non-conventional fuel tax credits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                                     Nine Months
                                                                              Ended September 30,
                                                                             1996          1995
                                                                                 (In Millions)

Operating Activities                                                       $ 425.0       $ 161.1


        Cash flow from operations increased $263.9 million compared with the 1995 period primarily due to improved operating results at both Sonat Exploration and Sonat Marketing which were discussed earlier. At Southern, cash flow from operations improved, primarily due to lower GSR payments in 1996. The 1995 period also included a large third quarter tax payment related to the sale of the remaining shares of Sonat Offshore common stock.

        Other than the GSR payments discussed above, both the change in gas supply realignment costs and the change in reserves for regulatory matters were attributable to recognition of the Customer Settlement in the second quarter of 1996 (see earlier discussion). The change in deferred income taxes reflects the deductibility of certain oil and gas drilling costs in the current period and the disposal of the Company's investment in Baker-Hughes Incorporated convertible preferred stock in the 1995 period. The change in accounts payable is primarily attributable to higher gas prices and to the expanding business of Sonat Exploration and Sonat Marketing. The change in accrued interest and income taxes primarily reflects accrued taxes related to the Sonat Offshore stock disposition in the 1995 period. The change in inventories relates to gas inventory purchases at Sonat Marketing. The increase in other current assets and liabilities is primarily due to lower margin requirements on futures broker accounts at Sonat Marketing in the 1996 period. Other includes $32.9 million of accrual reversals related to the Customer Settlement in the current period. In addition, the 1995 period includes $37.5 million from the termination of long-term gas sales contracts, as well as $14.4 million in transition costs deferred at Southern.

                                                                                     Nine Months
                                                                              Ended September 30,
                                                                             1996          1995
                                                                                 (In Millions)

Investing Activities                                                       $(403.1)      $ 224.9


        Investing activities required $403.1 million of net cash in 1996 compared to providing $224.9 million in 1995, which included sources of cash from unusual items. In 1995, the Company received $326.0 million from the sale of its remaining interest in Sonat Offshore stock, $167.0 million from the sale of four million shares of Baker Hughes convertible preferred stock, and $98.9 million in proceeds from the sale of Sonat Exploration oil and gas properties. Capital expenditures (see discussion below) were higher in the 1996 period compared to the 1995 period primarily due to Southern's system expansion.


Financing Activities                                                       $ (39.2)      $(337.0)


        Net cash used in financing activities was $297.8 million less in the 1996 period compared to the 1995 period. Proceeds from the unusual transactions discussed above were used in part to repay borrowings under Sonat's floating rate facilities in the 1995 period.

Capital Expenditures

        Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:


        Exploration and Production                                          $298.1        $314.8
        Natural Gas Transmission                                              94.9          36.8
        Energy Marketing                                                       3.3           1.9
        Other                                                                  3.2           3.9
                                                                              ----        ------

        Total                                                               $399.5        $357.4
                                                                            ======        ======


        The Company's share of capital expenditures by its unconsolidated affiliates was $8.9 million and $100.4 million in the first nine months of 1996 and 1995, respectively. The 1995 period included spending at Florida Gas on the Phase III expansion project placed in service on March 1, 1995.

Capital Resources

        At September 30, 1996, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $472 million was available. The amount available under the lines of credit and the revolving credit agreement has been reduced by the amount of commercial paper outstanding of $128 million to reflect the Company's policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement.

        Sonat has a shelf registration with the Securities and Exchange Commission (SEC) that provides for issuance of up to $500 million in debt securities of which $200 million has been issued. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued.

        The Company has a stock repurchase program in effect through April 30, 1997, which authorizes the purchase of approximately three million shares of the Company's common stock. Through September 30, 1996, the Company has purchased 2,274,860 shares and will continue to purchase shares from time-to-time on the open market or in privately negotiated transactions. Shares purchased under the authorization are being reissued in connection with employee stock options and restricted stock programs.

        Cash flow from operations and borrowings in the public or private markets provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET AND FINANCIAL RISK MANAGEMENT

        The Company's primary market risk exposure is the volatility of spot-market natural gas and oil prices, which affects operating results of Sonat Exploration and Sonat Marketing. The Company's use of derivatives to reduce this volatility is described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

        The Company also has exposure to financial market risks. In anticipation of a future borrowing, Southern has entered into a forward rate agreement to hedge its interest rate risk (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

        The Company's use of these derivative instruments is implemented under a set of policies approved by the Board of Directors. Speculative transactions are prohibited. These policies presently prohibit transactions not matched by physical commodity positions in the case of Sonat Exploration or corresponding trading positions in the case of Sonat Marketing and determine approval levels for each transaction. For commodity price hedges, these policies set limits regarding volumes relative to budgeted production or sales levels. Individually material forward rate agreement and swap counterparties are approved by the Board, and volume limits for swaps are set for any single counterparty. Reports detailing each transaction are reviewed by management. In addition, all hedge activities are internally reviewed to ensure compliance with all policies. (See
Note 2 of the Notes to Condensed Consolidated Financial Statements.)

FORWARD LOOKING STATEMENTS

        Disclosures provided in this Quarterly Report contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans, the timing and results of oil and gas drilling and acquisition programs, which determine production levels and reserves, the success of the Company's exploratory drilling activities, the results of the Company's hedging activities, and the success of management's cost reduction activities. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The Company reported in Item 5 of Part II of the Company's Report of Form 10-Q for the quarter ended June 30,1996, that it is one of many defendants in an action styled Jack J. Grynberg, et al. v Alaska Pipeline Company, et al.

     A. L. Briggs, et al. v. Sonat Exploration Company, et al., which is described in Item 3 of Part I of the Company's Report on Form 10-K for the year ended December 31, 1995, has been settled, pending expiration of the appeals period for the judgment certifying the settlement classes and approving the terms of the settlement agreement. See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I of this report.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits(1)

Exhibit
Number                       Exhibits

10*            Amendatory Agreement dated August 23, 1996, to Service
               Agreement No. 902470 dated September 1, 1994, as amended
               March 1, 1995; No. 904460 dated November 1, 1994, as amended June 1, 1995; and Nos. 904461 and S20150 dated November 1, 1994, as amended March 1, 1995, between Southern Natural Gas Company and Atlanta Gas Light Company

11*            Computation of Earnings per Share

12*            Computation of Ratio of Earnings to Fixed Charges

27*            Financial Data Schedules for the period ended September 30, 1996
-------------
*   Filed herewith

(b)     Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended September 30, 1996.



     ----------------- (1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

                                 SONAT INC. AND SUBSIDIARIES




                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        SONAT INC.



Date:      November 7, 1996                    By:    /s/ James A. Rubright
       -------------------------                      -----------------------
                                                      James A. Rubright
                                                      Senior Vice President and
                                                      General Counsel

                                                  (Principal Accounting Officer)




Date:     November 7, 1996                     By:    /s/ Thomas W. Barker, Jr.
      -------------------------                       --------------------------
                                                      Thomas W. Barker, Jr.
                                                      Vice President-Finance and
                                                      Treasurer

                                                   (Principal Financial Officer)