Form 10-K
period 1996-12-31
SONAT INC
filed 1997-03-21
CIK 92236

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

   FOR THE TRANSITION PERIOD FROM________ TO________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
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

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1997 -- $4,599,759,442.

                  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR
              VALUE, OUTSTANDING ON JANUARY 31, 1997 -- 86,417,161

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT DATED AS OF MARCH 19, 1997,
    ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

================================================================================

                                   SONAT INC.

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

ITEM                                                                       PAGE
----                                                                      ------
PART I
Item 1.     Business....................................................  I-1
            Exploration and Production..................................  I-2
            Consolidated Wells and Acreage..............................  I-6
            Consolidated Exploratory and Development Wells..............  I-6
            Consolidated Net Production.................................  I-6
            Competition and Current Business Conditions.................  I-7
            Transmission and Storage of Natural Gas.....................  I-7
            Southern Natural Gas Company................................  I-7
            Order No. 636 Restructuring.................................  I-7
            Customer Settlement.........................................  I-8
            Storage Fields..............................................  I-8
            Markets -- Transportation and Sales.........................  I-9
            Markets -- System Expansions................................  I-10
            Gas Supplies................................................  I-11
            Potential Royalty Claims....................................  I-11
            Sea Robin Pipeline Company..................................  I-11
            South Georgia Natural Gas Company...........................  I-12
            Citrus Corp. ...............................................  I-12
            Florida Gas Transmission Company............................  I-12
            Competition and Current Business Conditions.................  I-13
            Natural Gas and Electric Power Marketing....................  I-15
            Sonat Energy Services Company...............................  I-15
            Sonat Marketing Company L.P. ...............................  I-15
            Sonat Public Service Company L.L.C. ........................  I-15
            Sonat Power Marketing L.P. .................................  I-15
            Sonat Power Inc. ...........................................  I-15
            Sonat Intrastate-Alabama Inc. ..............................  I-16
            Competition and Current Business Conditions.................  I-16
            Governmental Regulation.....................................  I-16
            Exploration and Production..................................  I-16
            Transmission and Storage of Natural Gas.....................  I-16
            Rate and Regulatory Proceedings.............................  I-17
            Environmental Matters.......................................  I-17
            Forward-Looking Statements..................................  I-17
Item 2.     Properties..................................................  I-18
Item 3.     Legal Proceedings...........................................  I-18
Item 4.     Submission of Matters to a Vote of Security Holders.........  I-19
            Executive Officers of the Registrant........................  I-19

ITEM                                                                       PAGE
----                                                                      ------
PART II
Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................  II-32
Item 6.     Selected Financial Data.....................................  II-43
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................  II-2
Item 8.     Financial Statements and Supplementary Data.................  II-17
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-45
PART III
Item 10.    Directors and Executive Officers of the Registrant..........  III-1
Item 11.    Executive Compensation......................................  III-1
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................  III-1
Item 13.    Certain Relationships and Related Transactions..............  III-1
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................  IV-1

                                     PART I

ITEM 1. BUSINESS

     Sonat Inc. ("Sonat" or the "Company") is a diversified energy holding company. It is engaged through Sonat Exploration Company ("Exploration") in domestic oil and natural gas exploration and production, through Southern Natural Gas Company ("Southern") and Citrus Corp. ("Citrus") in the transmission and storage of natural gas, and through Sonat Energy Services Company ("Energy Services") in natural gas and electric power marketing.

     Exploration, which is the ninth largest independent oil and gas producer in the United States, operates primarily in Texas, Oklahoma, Louisiana, Arkansas, and the Gulf of Mexico. Oil and gas exploration and production activities contributed approximately 47 percent of Sonat's consolidated operating income for 1996.

     Southern is a major transporter of natural gas to the southeastern United States. Its natural gas pipeline system extends primarily from gas producing areas of Texas and Louisiana, both onshore and offshore, to markets in a seven-state area of the Southeast. Sonat and Enron Corp., an unaffiliated company, each owns a one-half interest in Citrus, a holding company that owns 100 percent of Florida Gas Transmission Company ("Florida Gas"). Florida Gas is an interstate natural gas pipeline that serves electric generation, resale, and industrial markets in Florida. Natural gas transmission operations, excluding Citrus, contributed approximately 49 percent of Sonat's consolidated operating income for 1996. Sonat's share of Citrus' earnings are reflected in Equity in Earnings of Unconsolidated Affiliates.

     Energy Services' largest subsidiary, Sonat Marketing Company L.P. ("Marketing"), sells natural gas throughout much of the United States. Marketing is 65-percent owned by a subsidiary of Energy Services, with the remaining interest owned by a subsidiary of AGL Resources, Inc., an unaffiliated company ("AGL Resources"). At year-end 1996 Marketing was one of the ten largest natural gas marketers in the United States. Energy Services owns 65 percent of Sonat Power Marketing L.P. ("Power Marketing"), which markets electric power throughout much of the United States. AGL Resources owns the other 35 percent of Power Marketing. Energy marketing activities contributed approximately three percent of Sonat's consolidated operating income for 1996, inclusive of the minority interests.

     Sonat was incorporated under the laws of Delaware in 1973 in connection with a reorganization of Southern. At March 1, 1997, Sonat and its subsidiaries employed approximately 1,940 people.

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

                           EXPLORATION AND PRODUCTION

     Sonat is engaged in the exploration for and the acquisition, development, and production of oil and natural gas through its wholly owned subsidiary, Sonat Exploration Company, and its subsidiary companies (collectively referred to as "Exploration" unless the context indicates otherwise). Exploration's principal office is located in Houston, Texas. Exploration also has offices in Tyler and Midland, Texas and Oklahoma City, Oklahoma.

     The oil and gas properties of Exploration are principally located onshore in the Southern coastal states, in various states in the Southwest and Midwest, and in federal waters offshore Louisiana and Texas. As of December 31, 1996, Exploration had operations or properties in 13 states. Exploration had working interests in approximately 2.4 million gross acres or 1.7 million net acres onshore as of December 31, 1996. Of this onshore acreage, approximately 1.1 million gross or 600,000 net acres were producing oil or gas. In addition, as of such date, Exploration had a working interest in 53 federal offshore blocks in the Gulf of Mexico and one state offshore block, totaling approximately 200,000 gross acres or 100,000 net acres. Of these blocks, 50 were producing oil or gas.

     Beginning in 1988 Exploration implemented a strategy to acquire gas properties with significant development potential. As a result of this strategy, Exploration has increased its total proved reserves since that time from 250 billion cubic feet ("Bcf") of natural gas equivalent to approximately 2.0 trillion cubic feet of natural gas equivalent at the end of 1996. Approximately 85 percent of Exploration's proved reserves are natural gas.

     In 1996 Exploration focused more of its resources on development and exploratory drilling activities to more fully exploit the exploratory and development drilling prospects it has developed on the substantial acreage it had acquired. As a result, expenditures for exploration and development drilling activities in 1996 exceeded expenditures for producing property acquisitions for the first time in nine years. Exploration expects to focus more on exploratory and development drilling and expanding its land positions through leasing rather than on property acquisitions for future growth.

     In 1996 Exploration participated in the drilling of 315 development wells, of which 97 percent were successful. Exploration also participated in the drilling of 13 exploratory wells in 1996, eight of which were successful. Of the total of 328 wells in which Exploration participated in drilling in 1996, it operated 221. Exploration increased net proved reserves during 1996 by approximately 365 Bcf of natural gas equivalent through drilling and producing operations.

     Exploration is also continuing to expand and develop its substantial acreage position in the eastern extension of the Austin Chalk trend in Texas and Louisiana. As a part of its drilling program, Exploration participated in the drilling of 49 horizontal wells in this trend during 1996, of which 47 were successful.

     During 1996 Exploration acquired approximately 110 Bcf of proved natural gas equivalent reserves in 44 separate transactions totaling $48 million, for an average acquisition cost of $.44 per thousand cubic feet equivalent. Through these acquisitions, Exploration increased its position in the Gulf of Mexico and North Louisiana.

     In July 1995 Exploration and Taurus Exploration U.S.A. Inc. ("Taurus"), a wholly owned subsidiary of Energen Corporation, an unaffiliated company, entered into an agreement pursuant to which Taurus joined Exploration in its regular oil and gas reserve acquisition program through December 31, 1998. Exploration anticipates that Taurus will invest up to $25 million to $50 million annually to acquire working interests. Pursuant to the agreement, Taurus may acquire up to a maximum of 40 percent of the working interest acquired by Exploration in property acquisitions that may be made during this period. Development drilling on the acquired properties could involve additional investment by Taurus. Exploration will operate all properties acquired.

     As of December 31, 1996, Exploration's net proved reserves totaled 51 million barrels of crude oil, condensate, and natural gas liquids and 1,692 Bcf of natural gas. As of December 31, 1995, Exploration's net proved reserves amounted to 44 million barrels of crude oil, condensate, and natural gas liquids and 1,506 Bcf of natural gas. For additional information concerning reserves, see Note 13 of the Notes to Consolidated Financial Statements in Part II of this report.

     Exploration's total exploration and production capital expenditures in 1996 were $368 million compared with $416 million in 1995. While Exploration will continue to make producing property acquisitions in 1997, it has shifted to a reserve replacement and growth strategy more focused on low-risk exploration and aggressive development drilling. Capital spending in 1997 is expected to be approximately $395 million. While maintaining an active drilling program, Exploration has also continued its cost control and productivity improvement efforts.

     In order to focus its exploration and production efforts and to minimize operating and other costs, Exploration disposed of certain nonstrategic oil and gas interests in 1996 in the states of Texas, Louisiana, Arkansas, Oklahoma, and the Gulf of Mexico. These properties were sold for a total of approximately $37 million and included net proved reserves of approximately 60 Bcf of natural gas equivalent. Exploration expects that it will continue to upgrade its asset base through disposal of non-strategic properties in the future.

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

     The following tables detail the gross lease acreage of both producing and nonproducing onshore properties and offshore lease blocks in which Exploration had an interest at December 31, 1996. The map following the tables generally depicts the areas in which Exploration had significant lease interests as of that date.

                           SONAT EXPLORATION COMPANY

                          ONSHORE GROSS LEASE ACREAGE

STATE                                                    PRODUCING    NON-PRODUCING      TOTAL
-----                                                    ---------    -------------    ---------
Alabama................................................      6,445         35,199         41,644
Arkansas...............................................    281,979         40,774        322,753
Louisiana..............................................    168,140        661,161        829,301
Oklahoma...............................................    228,973         63,220        292,193
Texas..................................................    348,566        497,841        846,407
Other..................................................     24,932          3,198         28,130
                                                         ---------      ---------      ---------
          Total........................................  1,059,035      1,301,393      2,360,428
                                                         =========      =========      =========

                          OFFSHORE GROSS LEASE BLOCKS

AREA                                                          PRODUCING    NON-PRODUCING    TOTAL
----                                                          ---------    -------------    -----
Mustang Island..............................................      3              2            5
High Island(1)..............................................     11              0           11
Sabine Pass.................................................      4              0            4
West Cameron(2).............................................     14              0           14
East Cameron(3).............................................     10              1           11
Eugene Island...............................................      4              0            4
Ship Shoal..................................................      3              1            4
Mississippi Canyon(4).......................................      4              0            4
                                                                 --              -           --
          Total.............................................     53              4           57
                                                                 ==                          ==

---------------

(1) In one of the producing blocks, High Island 139, Exploration only has an overriding interest.
(2) Exploration has a 12.5 percent working interest below 9,500 feet in West Cameron 290, which is one of the 14 producing blocks. In one of the producing blocks, West Cameron 421, Exploration only has an overriding interest.
(3) In one of the producing blocks, East Cameron 33, Exploration only has an overriding interest. Exploration is not a lessee of two of the ten producing blocks, East Cameron 352 and 353, but these blocks have been unitized with a producing lease block in the area in which Exploration has a working interest.
(4) Exploration is not a lessee of one of the four producing blocks (Mississippi Canyon 150), but this block has been unitized with the three producing lease blocks in the area in which Exploration has working interests.

                                     (MAP)

CONSOLIDATED WELLS AND ACREAGE

     The following table sets forth information concerning Exploration's consolidated working interests in oil and gas properties as of December 31, 1996.

                                               TOTAL NO. OF
                                                PRODUCTIVE                                 NO. OF
                                                  WELLS                                     WELLS
                                               ------------    DEVELOPED    UNDEVELOPED     BEING
                                               OIL     GAS       ACRES         ACRES       DRILLED
                                               ---    -----    ---------    -----------    -------
Gross........................................  228    2,841(1) 1,251,000     1,325,000       66
Net..........................................  147    1,591      778,000     1,032,000       38

---------------

(1) 124 of these wells are multiple completions.

CONSOLIDATED EXPLORATORY AND DEVELOPMENT WELLS

     The following table sets forth certain consolidated information regarding exploratory and development wells drilled during the years 1994 through 1996.

                                        NET EXPLORATORY WELLS DRILLED      NET DEVELOPMENT WELLS DRILLED
                                        -----------------------------      -----------------------------
                                         1994       1995       1996         1994       1995       1996
                                        -------    -------    -------      -------    -------    -------
Productive............................        0       0.50       6.39       180.00     187.05     205.69
Dry...................................    13.70          0       4.00        43.79       9.40       5.44

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

CONSOLIDATED NET PRODUCTION

     Exploration had interests in production from 2,957 producing wells onshore and 112 producing wells offshore as of December 31, 1996. Reference is made to the table in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report showing the consolidated net production (sales volumes) of oil and condensate, natural gas liquids, and natural gas for 1994 to 1996 and the average sales prices for those years (including transfers). The average production (lifting) costs per unit of oil and gas was $.35 in 1996 and $.38 in each of 1995 and 1994. The average production cost is calculated by converting all units of production to equivalent Mcf of gas using the relative energy content method.

     Exploration sells its crude oil production generally at posted prices, subject to adjustments for gravity and transportation. Exploration sells its natural gas primarily to Marketing at spot-market prices. Exploration also sells some of its gas under long-term contracts directly to pipelines, distribution companies, and end-users. Exploration sells natural gas liquids at market prices under monthly or long-term contracts. Sales of natural gas by Exploration to affiliates accounted for approximately 73 percent of Exploration's revenues in 1996 and 57 percent in 1995.

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

     Exploration's realized natural gas prices averaged $2.20 per thousand cubic feet in 1996, up from $1.52 in 1995. Oil and condensate prices were also higher in 1996, averaging $19.25 per barrel versus $17.61 per barrel in 1995. Exploration hedged a portion of its 1996 production, which reduced its realized price for natural gas and oil by $.10 per Mcf and $2.44 per Bbl, respectively. See Note 3 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report for a discussion of oil and gas production hedged in the future.

     Exploration plans to spend approximately $395 million in capital expenditures in 1997, which includes allocations of approximately $257 million for development drilling, $86 million for exploration, including leasing and seismic, and $14 million for acquisitions. Actual expenditures for such activities may vary from these estimates for a number of reasons, including those discussed under the caption Forward-Looking Statements contained below in this Part I of this report.

                    TRANSMISSION AND STORAGE OF NATURAL GAS

SOUTHERN NATURAL GAS COMPANY

     The principal business of Southern, which is a wholly owned subsidiary of Sonat, is the transmission of natural gas in interstate commerce. Southern, including its subsidiaries, owns 9,055 miles of interstate pipeline. Its interstate pipeline system has a certificated daily delivery capacity of 2.4 billion cubic feet of natural gas. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern also has pipeline facilities offshore Texas connecting gas supplies to other pipelines that transport such gas to Southern's system. A map of Southern's pipeline system, including pipelines of its subsidiaries, as well as of the pipeline system of Florida Gas, appears on page I-14.

     Southern's interstate pipeline business is subject to regulation by the FERC, the U.S. Department of Energy's Economic Regulatory Administration (the "ERA"), and the U.S. Department of Transportation under the terms of the Natural Gas Policy Act of 1978 (the "NGPA"), the Natural Gas Act (the "NGA"), and various pipeline safety and environmental laws. See "Governmental
Regulation -- Transmission and Storage of Natural Gas" below for information concerning the regulation of natural gas transmission operations.

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

     Order No. 636 Restructuring. In 1992 the FERC issued its Order No. 636, which required interstate natural gas pipeline companies, including Southern, South Georgia Natural Gas Company ("South Georgia"), a wholly owned interstate pipeline subsidiary of Southern, and Florida Gas to make significant changes in the way they provide services, which included separating (unbundling) their sales, transportation, and storage services. Interstate pipeline companies, including Southern, incurred, and in certain limited instances are continuing to incur, certain costs ("transition costs") as a result of Order No. 636, the principal one being costs related to amendment or termination of, or purchases of gas at above-market prices under, existing gas purchase contracts, which are referred to as gas supply realignment ("GSR") costs.

     As of December 31, 1996, Southern had either paid or accrued $276 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition to its GSR costs relating to termination or amendment of its remaining gas supply contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December 31, 1996, Southern had incurred $85 million in price differential costs.

     Beginning in December 1993 Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for recovery under Order No. 636. Southern's customers had generally opposed its recovery of its GSR costs in these proceedings based on both eligibility and prudence grounds.

     Customer Settlement. In an order issued on September 29, 1995 (the "Settlement Order"), the FERC approved a comprehensive settlement (the "Customer Settlement") that is effective as to all of Southern's customers, except one customer representing approximately two percent of the firm transportation capacity on Southern's system. The Customer Settlement resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996 the Customer Settlement became final, and Southern credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $164 million. Southern implemented reduced settlement rates effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999. The Customer Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of December 31, 1996, and 50 percent of GSR costs that Southern may incur thereafter. The Company believes that future GSR costs that may be borne by it will not be material to its financial position or results of operations.

     Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (the "April 11 Order"). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the one remaining contesting party concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. The contesting party, and one other entity that may potentially compete with Southern in providing storage services, have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on appeal.

     Storage Fields. Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. Based on operating experience, Southern had sought to have 21 Bcf of the certificated working storage capacity of Muldon reclassified to cushion gas, resulting in a certificated working storage capacity of 31 Bcf of gas. The FERC approved Southern's reclassification as part of the Customer Settlement. Southern agreed to review, in the fall of 1995 and 1996, the amount of storage at Muldon that had been reclassified to cushion gas and to report its conclusions to its customers. If, as a result of either review, Southern had determined that additional working storage capacity could have been made available to its customers, it would have been required promptly to offer such capacity to them. In January of 1996 and 1997, however, Southern informed its customers that the results of its 1995 and 1996 reviews supported the reclassification and that Southern proposed no adjustment to the total level of working storage gas at Muldon. Consequently, the reclassification of 21 Bcf of working storage gas to cushion gas at Muldon cannot be challenged until Southern files a new general rate case.

     Bear Creek Storage Company ("Bear Creek"), an unincorporated joint venture between wholly owned subsidiaries of Southern and Tennessee Gas Pipeline Company ("Tennessee"), a subsidiary of El Paso Energy Corporation, an unaffiliated company, each of which is a 50-percent participant, owns a large underground natural gas storage field located in Louisiana that is operated by Southern and provides storage service to Southern, Tennessee, and their customers. The Bear Creek Storage Field has a total certificated working storage capacity of 65 Bcf of gas, half of which is committed to Southern. At December 31, 1996, Bear Creek's gross facilities cost was $247,785,000, its net facilities cost was $154,388,000, and its participants' equity was $97,677,000. Southern had an investment in Bear Creek, including its equity in undistributed earnings, of $48,838,000 at December 31, 1996.

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

     Transportation service is rendered by Southern for its distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. During 1996 Southern transported gas to nine gas distribution companies, to 101 municipal distributors and gas districts, to eight connecting interstate pipeline companies, and to 69 industrial end-users. The principal industries served directly by Southern's pipeline system and indirectly through its customers' distribution systems include the chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

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

     Transportation volumes in 1996 for Southern and all of its subsidiaries were 983 Bcf, compared with transportation volumes in 1995 of 1,016 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1996 sales of 77 Bcf and 1995 sales of 93 Bcf. With the exception of eight Bcf of sales made by Sonat Intrastate-Alabama Inc., a wholly owned subsidiary of Southern prior to January 1, 1997, in each of 1996 and 1995, the volumes associated with the 1996 and 1995 sales are not accounted for as sales volumes, but rather are included in transportation volumes because, as required by Order No. 636, all sales are now made at the receipt points where the gas enters Southern's pipeline system.

     Southern has firm transportation contracts with its largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, for an aggregate of 787 million cubic feet per day under primary terms extending for various periods through February 28, 1999, to April 30, 2007. Alabama Gas Corporation, Southern's second largest customer, has executed firm transportation contracts for a total of 393 million cubic feet per day under primary terms extending for various periods through October 31, 1998, to October 31, 2008. Southern has firm transportation contracts with South Carolina Pipeline Corporation, its third largest customer, for a total of 188 million cubic feet per day under primary terms extending for various periods through March 31, 1999, to October 31, 2003. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed.

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

     Transportation and sales by Southern, combined with sales by Marketing, to one distribution customer, Atlanta Gas Light Company and its subsidiary, Chattanooga Gas Company, accounted for approximately seven percent of Sonat's 1996 consolidated revenues. Atlanta was the only customer that accounted for as much as seven percent of Sonat's consolidated revenues for 1996.

     For additional information regarding Southern's transportation and sales of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

     Markets -- System Expansions. Southern is aggressively attempting to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern received approval from the FERC in December 1995 to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. The in-service date of this $16 million expansion project was November 1, 1996.

     Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. Most of the proposed 76 million cubic feet per day expansion is supported by long-term firm transportation agreements with the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service during the winter of 1997-98. The company that currently provides transportion service to the City of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside, alleging that the parties violated Alabama's competitive bid law since the contract was not subjected to competitive bidding in accordance with such law. Southern's position that the competitive bid law does not apply to the contract was upheld by the trial court, whose summary judgment decision in favor of Southern and the City of Huntsville is now on appeal to the Alabama Supreme Court. See Item 3. Legal Proceedings below. This company has also opposed the system expansion application at the FERC. Although there is no assurance that Southern will prevail in either forum, Southern believes that its position in the state court proceeding will be upheld and that the FERC should grant approval of its application.

     In October 1995 Southern received FERC approval for a production area expansion project with a capital cost of $14 million. Southern installed 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New Orleans and certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on its offshore Louisiana supply system through Toca by 140 million cubic feet per day. This expansion is supported by a 10-year firm transportation agreement with Shell Offshore Inc. The necessary compression facilities for this project have been completed, but certain of the receipt-point facilities are not expected to be completed before April 1, 1997.

     In early 1995 Southern initiated an open season to obtain customer commitments to expand its system in order to meet increased demand for natural gas in the Southeast. As a result of the open season, Southern executed contracts for additional firm transportation services totaling approximately 46 million cubic feet per day with 11 customers in Georgia and Tennessee. Southern filed an application for authorization to construct and operate the necessary facilities for this $36 million project in May 1996. If timely FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997.

     In December 1996 Southern, Amoco Pipeline Company, and Shell Gas Pipeline Company announced their intent to construct the Destin Pipeline, a $300 million project that will begin offshore in Main Pass Block 260 and extend northward into Mississippi, intersecting five interstate pipelines, including Southern and Florida Gas. This pipeline will be owned equally by Southern and affiliates of Amoco Pipeline and Shell Gas Pipeline and will have one billion cubic feet of daily capacity when completed. Subject to receipt of the necessary FERC approval, construction is scheduled to begin in late 1997 and the system could begin service as early as mid-1998. When the system is completed, Southern will operate the pipeline. The execution of definitive agreements is expected to occur in early 1997.

     In December 1996 Southern also concluded a systemwide open season to obtain customer commitments to expand its system. Southern currently has received firm transportation commitments totaling 65 million cubic feet of natural gas per day from 15 customers in eastern Tennessee, Georgia, and Alabama and additional customers may join this project. Therefore, the capital investment associated with this project is uncertain. Additionally, existing customers will be given the option to release firm capacity that comes up for renewal during the next three years to meet the needs of this project. The necessary FERC approval will be sought in an application that is expected to be filed in May 1997, with the project scheduled to go in service in November 1998.

     Gas Supplies. During 1996 Southern reduced the number of its existing long-term gas supply contracts from 15 to seven. As a result of the prohibition in Order No. 636 against interstate pipelines providing bundled merchant services, Southern does not anticipate at this time that it will enter into new gas purchase contracts in order to continue to provide a merchant sales service. Except for the sales of its remaining gas supply described above, Southern's participation in gas supply activities will be limited to the purchase and sale of minimal volumes of gas from time to time as may be required for system management purposes, and activities related to the attachment of new gas supplies to its system so that the shippers on Southern's system will have the opportunity to purchase those supplies in order to meet their requirements.

     Potential Royalty Claims. In connection with certain of its settlements of take-or-pay claims made by producers during the 1980s, Southern indemnified the producers against various potential claims related to the settlement that might be made by royalty owners. Southern has thus far been notified by several producers of potential royalty claims under the indemnity provisions of various settlement agreements. The claims for which Southern may have to indemnify these producers have been asserted by both private lessors with respect to onshore leases and by the MMS with respect to federal offshore and Indian leases. Southern has spent approximately $1.2 million to date in settlement of claims of this type. Under the terms of a 1988 take-or-pay recovery settlement with Southern's customers, Southern is entitled to seek recovery of a portion of such costs related to federal offshore or Indian leases under the FERC's Order No. 500 cost-sharing procedures. The customers are entitled, however, to challenge any effort by Southern to recover those costs. Southern is unable to state whether any additional royalty claims based on Southern's indemnification provisions in its take-or-pay settlements will be asserted or to predict the outcome of any such claims or resulting litigation or of Southern's efforts to recover from its customers any amounts it may pay, but believes that these claims will not have a material adverse effect on Southern's financial condition or results of operations.

     Sea Robin Pipeline Company. Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns and operates a 438-mile pipeline system located in the Gulf of Mexico through which it gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to five downstream transmission pipelines and one independent storage company. See the system map on page I-14. Sea Robin is a transportation-only pipeline that has restructured in compliance with FERC Order No. 636. Sea Robin transported approximately 243 Bcf of natural gas in 1996 compared to 302 Bcf in 1995. These Sea Robin volumes are included within the Southern transportation volumes discussed earlier.

     In January 1995 Sea Robin filed with the FERC a petition for a declaratory order that its pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed a petition with the Fifth Circuit Court of Appeals on August 15, 1996, for judicial review of the orders denying its petition.

     Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per Dekatherm, calculated on a 100 percent load factor basis, effective January 1, 1997. The settlement is supported by the FERC Staff and one of two groups of active intervenors, but is opposed by the complainant shippers, who are the other group of active intervenors. By order dated February 7, 1997, the Presiding Administrative Law Judge certified the settlement to the FERC Commissioners. Sea Robin is unable to predict the outcome of this proceeding, but if the proposed settlement is not approved, any reduction in Sea Robin's rates can be implemented only on a prospective basis and any such change is not expected to be material to the Company's financial position or results of operations.

     South Georgia Natural Gas Company. South Georgia, a wholly owned subsidiary of Southern, owns and operates a 909-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-14. As described above, South Georgia has restructured pursuant to Order No. 636 and is a transportation-only pipeline. South Georgia transported approximately 37 Bcf of natural gas in 1996 compared to 38 Bcf in 1995. These South Georgia volumes are included within the Southern transportation volumes discussed earlier.

CITRUS CORP.

     Sonat owns one-half of the stock of Citrus, which owns all of the stock of Florida Gas and Citrus Trading Corp., a natural gas marketing company.

     Florida Gas Transmission Company. Florida Gas, like Southern, is an interstate natural gas transmission company. It is operated by a subsidiary of Enron Corp., an unaffiliated company, which owns the other 50 percent of Citrus. Florida Gas' approximately 4,500-mile pipeline system extends from south Texas to a point near Miami, Florida, with a certificated daily delivery capacity of
1.5 billion cubic feet per day. See the map on page I-14. Florida Gas is the primary pipeline transporter of natural gas in the state of Florida and the sole pipeline transporter to peninsular Florida. In 1996 Florida Gas transported 457 Bcf of natural gas, compared to 487 Bcf in 1995.

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

     On March 1, 1995, Florida Gas placed in service a project known as the Phase III expansion, which increased its system capacity by 530 million cubic feet of gas per day to its current total of 1.5 Bcf per day. The project is fully subscribed by 31 customers under long-term service agreements, with over 60 percent of the capacity dedicated to the growing electric generation market in Florida. As part of Phase III, Florida Gas contracted for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system. Also in connection with the expansion, Florida Gas acquired a 20-percent interest in an existing pipeline in the Mobile Bay area that has been expanded by over 300,000 Mcf per day and connected to Florida Gas' pipeline system.

     The FERC's Division of Audits ("DOA") has completed a compliance review of Florida Gas' books and records for the period January 1, 1991, through December 31, 1994. Pursuant to an agreement in principle among Florida Gas, FERC staff, and customer intervenors, Florida Gas filed a settlement agreement on July 30, 1996, which was approved by FERC order issued September 27, 1996. The settlement resolves all issues resulting from that audit and provides for a reduction of $18.75 million in Florida Gas' Account No. 101, Gas Plant in Service. The settlement is without prejudice to Florida Gas seeking FERC approval to recover the $18.75 million, which was required to be removed from its plant account, in the rate case filed by

Florida Gas on August 30, 1996, in Docket No. RP96-366-000. The outcome of this matter cannot be determined at this time. Florida Gas' management believes, however, that the ultimate resolution of this settlement will not have a material adverse effect on its financial position or results of operations.

     Primarily as a result of the delays and increased construction costs associated with weather and environmental problems, the $1 billion cost of the Phase III expansion project was more than the originally estimated cost of $900 million. The DOA and the Enforcement Division of the FERC are also conducting a review of Florida Gas' books and records as to the construction costs of the Phase III expansion. Florida Gas' customers also have the right under general rate-making principles to challenge any of these costs as imprudently incurred. While Florida Gas' management believes that all costs were prudently and properly charged and incurred and that the results of these audits will not have a material adverse effect on its financial position or results of operations, it is possible that certain of the costs could be disallowed and that fines or penalties could be imposed. By order issued November 27, 1996, the FERC consolidated the Phase III construction review with Florida Gas' rate case in Docket No. RP96-366-000.

     At December 31, 1996, Citrus' gross pipeline and facilities cost was $2,790,000,000, and its net cost was $2,362,000,000. Sonat had an investment in Citrus, including its equity in undistributed earnings, of $342,797,000 at December 31, 1996. For additional information regarding Citrus, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report, and the Consolidated Financial Statements of Citrus contained in Part IV of this report.

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

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in Southern and Florida Gas' markets is the ability of natural gas to compete with alternate fuels. Residual fuel oil, the principal competitive alternate fuel in Southern and Florida Gas' market area, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern. Southern's three largest customers are all able to obtain a portion of their natural gas requirements through transportation by other pipelines.

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

                                     (MAP)

                    NATURAL GAS AND ELECTRIC POWER MARKETING

SONAT ENERGY SERVICES COMPANY

     Energy Services, which is a wholly owned subsidiary of Sonat, acts as a holding company for Sonat's largely non-FERC-regulated companies engaged in unregulated natural gas and electric power marketing, power generation, and intrastate natural gas transmission.

     Sonat Marketing Company L.P. Marketing is one of the ten largest natural gas marketers in the United States. Its principal offices are in Birmingham, Alabama and Houston, Texas. It also has regional offices in Tyler, Texas, Oklahoma City, Oklahoma, Boston, Massachusetts, and Pittsburgh, Pennsylvania. Marketing plans to open offices in Atlanta, Georgia and Chicago, Illinois in 1997. It purchases natural gas from gas producers, interstate pipelines, and other marketing companies and resells the gas to industrial and commercial users, gas distribution companies, gas pipelines, and other marketing companies throughout the Gulf Coast, Southeast, Midwest, and Northeast United States. Marketing also offers a variety of risk-management, transportation, and storage services to its customers. Marketing continued to expand its natural gas marketing business in 1996, when it sold 968 Bcf of natural gas compared to sales of 722 Bcf in 1995, which represented a 34-percent increase.

     Marketing purchases at index-based prices all of the natural gas production of Exploration that is not sold under pre-existing term dedications. Marketing remarkets this gas as part of its marketing operations. Marketing uses derivative financial instruments to manage the risks associated with its own trading activities and the price volatility associated with Exploration's natural gas and oil production.

     Sonat Public Service Company L.L.C. Sonat Public Service Company L.L.C. ("Sonat Public Service") was formed in December 1996 as a joint venture of Marketing and PSNC Production Corporation, a wholly owned subsidiary of Public Service Company of North Carolina, Inc., an unaffiliated company. Sonat Public Service, which is headquartered in Charlotte, North Carolina, markets natural gas and related services to small industrial and large commercial customers throughout the Mid-Atlantic region, including the District of Columbia and the states of North Carolina, South Carolina, Maryland, and Virginia. In addition, Sonat Public Service provides gas supply management services to municipalities in the Mid-Atlantic region.

     Sonat Power Marketing L.P. Power Marketing, which is headquartered in Birmingham, Alabama, was formed in April 1995 to market electric power. Significant changes are under way in the electric industry that create new opportunities. The FERC has initiated, and more than half of the states are considering, regulatory changes to promote competition and give purchasers of electricity choices other than their traditional utilities, similar to the unbundling that occurred in natural gas with Order No. 636. Power Marketing was created to take advantage of these opportunities.

     Power Marketing grew rapidly during 1996. It more than doubled its staff and increased its average trading volume from under five megawatts per hour at the end of 1995 to 530 megawatts per hour at the end of 1996. Power Marketing continues to focus its activities on increasing its wholesale business as retail opportunities are limited until state regulatory changes are made.

     Sonat Power Inc. Sonat Power Inc. is a wholly owned subsidiary of Energy Services. In June 1992 Sonat and The AES Corporation announced the formation of a 50-50 joint venture, AES/Sonat Power, L.L.C., that will construct, own, and operate natural gas-fueled independent power and cogeneration plants in the United States, Canada, and Mexico. In January 1994 Pacific Gas and Electric Company announced that it would sign a contract with AES Pacific, Inc., an affiliate of AES/Sonat Power, to purchase power from a 221-megawatt natural gas-fueled power plant to be constructed in San Francisco, known as the Hunter's Point Project. If this project goes forward, a subsidiary of The AES Corporation would construct and operate the plant. Energy Services would be responsible for the negotiation of the gas supply and transportation contracts needed in connection with the project. Because of regulatory and other developments, the current outlook for and timing of this project are uncertain. If it were to go forward, this project would require an equity investment from Sonat in the range of approximately $10-15 million.

     Sonat Intrastate-Alabama Inc. Sonat Intrastate-Alabama Inc. ("SIA"), a wholly owned subsidiary of Energy Services, owns a 454-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. See the system map on page I-14. SIA's throughput in 1996 was approximately 38 Bcf compared to 35 Bcf in 1995.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     Competition in the gas marketing and power marketing businesses is intense and is expected to remain so due to the large number of industry participants, although 1995 and 1996 evidenced a growing trend toward consolidation in the gas marketing industry.

     Marketing's operating income rose in 1996, with greater price volatility creating greater profit opportunities for marketers during the first quarter. During the remainder of 1996 competition was intense and margins declined accordingly. Marketing expects margins to remain under pressure in 1997.

                            GOVERNMENTAL REGULATION

EXPLORATION AND PRODUCTION

     The federal government and the states in which Exploration has oil and gas production and owns interests in producing properties regulate various matters affecting Exploration's oil and gas production, including the drilling and spacing of wells, conservation, forced pooling, and protection of correlative rights among interest owners.

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

TRANSMISSION AND STORAGE OF NATURAL GAS

     Southern, its interstate transmission subsidiaries, and Florida Gas are subject to regulation by the FERC and by the Secretary of Energy under the NGA, the NGPA, and the Department of Energy Organization Act of 1977 (the "DOE Act").

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

     The FERC also has authority to regulate the transportation of natural gas in interstate commerce and the sale of natural gas in interstate commerce for resale. Although the FERC still retains jurisdiction over their resale rates, following the implementation of Order No. 636, Southern, Florida Gas, and other interstate pipeline companies are now permitted to charge market-based rates for gas sold in interstate commerce for resale. Gas sold by Marketing and other marketing companies is not regulated by the FERC. Transportation rates of interstate pipeline companies remain fully regulated. The maximum transportation rates for gas delivered by SIA into interstate commerce are also regulated by the FERC. As necessary, Southern, its interstate transmission subsidiaries, Florida Gas, and SIA file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" below.

     Regulation of the importation of natural gas and LNG is vested in the Secretary of Energy, who has delegated various aspects of this import jurisdiction to the FERC and the ERA.

     Southern, its natural gas transmission subsidiaries, Florida Gas, and SIA are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Each of them has a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $8 million in both 1996 and 1995. Southern anticipates that such expenditures will be approximately $12 million in 1997.

     Rate and Regulatory Proceedings. Various matters pending before the FERC, or before the courts on appeal from the FERC, relating to, or that could affect, Sonat or one or more of its subsidiaries are described in Part II of this report in Note 9 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Rate Matters," which are incorporated herein by reference. As described in Note 9, Southern filed with the FERC on March 15, 1995, a Customer Settlement (described above), which was approved by the FERC in a Settlement Order issued September 29, 1995 (described above), that resolves all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636, except for one contesting party that represents approximately two percent of Southern's firm transportation volumes.

                             ENVIRONMENTAL MATTERS

     Various environmental matters relating to, or that could affect, Sonat or one or more of its subsidiaries are described in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Issues," which is incorporated herein by reference.

                           FORWARD-LOOKING STATEMENTS

     From time to time the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business plans and prospects, objectives, future projects, and similar matters. This report, including the information incorporated by reference herein, contains such forward-looking statements. These forward-looking statements are based on assumptions that the Company believes are reasonable. A variety of factors, however, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

     Important factors that could cause actual results to differ include the timing and extent of changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans, the timing and results of oil and gas drilling and acquisition programs, which determine production levels and reserves, the results of the Company's hedging activities, the pace of deregulation of retail natural gas and electricity markets in the United States, and the success of management's cost reduction activities. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

     The success and growth of the Company's exploration and development programs are dependent upon a number of factors that cannot be predicted with certainty. These factors include the Company's ability to expand its leased land positions in desirable areas, which often are subject to intensely competitive leasing conditions such as currently exist in the Cotton Valley Reef Trend; the results of future wells, especially those in the Cotton Valley Reef Trend and the Austin Chalk, which are key prospective areas for the Company; and the ability of the Company to identify and precisely locate prospective geologic structures and to drill and successfully complete wells in those structures. In addition, the Company's expectations for continued growth in the Cotton Valley Reef Trend are based in part on seismic surveys. Some of the available data is based on 2D seismic surveys. While 2D seismic data is helpful in identifying prospects, there is no basis to predict how many prospects identified by 2D seismic data will be confirmed by 3D seismic surveys. The Company plans to drill only Reef prospects that are confirmed by 3D seismic data. Furthermore, 3D seismic data alone cannot confirm that economically productive hydrocarbons will be present in the reefs and current limitations on such technology are such that there is no assurance that the Company will be able to locate and penetrate the reef formations. In addition, in certain other areas, such as the Austin Chalk, the Company's exploratory and development activities are not aided by seismic data because of the nature of the targeted reservoirs.

     The success of the Company's expansion projects in its natural gas transmission segment is dependent on obtaining both the necessary number of customer commitments for a project and regulatory approval of the project, which may encounter opposition by the staff of the FERC, environmental groups, and other customers of the Company or its local distribution customers. The Company's regulated natural gas transmission subsidiaries recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their firm transportation rates. There can be no assurance, however, that the existing customers of the Company's natural gas transmission subsidiaries will extend their firm service agreements at the same levels when their current service agreements expire.

     Competition in the Company's energy marketing segment is intense, which will affect the Company's efforts to expand its presence into other natural gas markets, including those in the north and midwest. There can be no assurance that the Company will achieve any additional strategic alliances with other gas or electric marketers, producers, generators, or local distribution companies or that any such additional alliances will be profitable. A factor in the level of margins achieved by marketers, both gas and electric, is market volatility, which cannot be predicted, and which may not recur in the future either with the same frequency or at the same level as it has in the past.

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

     Arcadian Corporation v. Southern Natural Gas Company and Atlanta Gas Light Company was filed in January 1992 in the U.S. District Court for the Southern District of Georgia. This lawsuit was filed against Southern and Atlanta Gas Light Company ("Atlanta") for alleged violation of the antitrust laws in connection with Southern's refusal to provide direct service to the plaintiff, Arcadian Corporation ("Arcadian"). Arcadian claims actual damages of at least $15 million, which could be trebled under the antitrust laws. Southern and Arcadian executed an agreement settling this lawsuit on November 30, 1993. The settlement provides that the lawsuit will be dismissed with prejudice upon final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian. Pending such approval the lawsuit has been stayed. On May 12, 1994, the FERC issued an order granting such approval. Atlanta and others sought rehearing on the May 12 order. Atlanta also filed a petition for review of such order in the 11th Circuit Court of Appeals. The FERC denied the requests for rehearing in an order issued on November 26, 1996, and Atlanta and another customer have also filed petitions for review of that order in the 11th Circuit Court of Appeals. While management believes it has meritorious defenses and intends to defend the suit vigorously if the stay were to be lifted, given the inherently unpredictable nature of litigation and the relatively early state of discovery in the case, management is unable to predict the ultimate outcome of the proceeding if it were to go forward.

     Alabama-Tennessee Natural Gas Company v. Southern Natural Gas Company and City of Huntsville was filed in February 1996 in state court in Jefferson County, Alabama. In January of 1996 Southern entered into a 20-year service agreement with the City of Huntsville, Alabama to provide 40 million cubic feet per day of firm transportation service. In its lawsuit, Alabama-Tennessee Natural Gas Company, which currently provides natural gas transportation service to Huntsville, is seeking to have this agreement set aside, alleging that the parties violated Alabama's competitive bid law since the contract was not subjected to competitive bidding in accordance with such law. The service agreement with Huntsville supports a proposed 76 million cubic feet per day, $53 million expansion project for which Southern has filed an application seeking FERC approval. Management believes that Southern's service agreement with Huntsville is exempt from the Alabama competitive bid laws, and Huntsville has previously requested and obtained an opinion of the Attorney General of Alabama to such effect. Southern's position was upheld by the trial court, whose summary judgment decision in favor of Southern and the City of Huntsville is now on appeal to the Alabama Supreme Court, which has granted expedited consideration to the appeal.

     Southern Natural Gas Company and its wholly owned subsidiary, Sea Robin Pipeline Company, are two of seventy defendants named in Jack J. Grynberg, ex rel. v. Alaska Pipeline Company, et al.,which was filed in the United States District Court for the District of Columbia. The defendants include substantially all of the interstate pipelines in the United States. Grynberg filed suit on behalf of the United States Government under 31 U.S.C. sec.3729, et seq., commonly known as the False Claims Act, alleging that the methods used by the defendants to measure the heating content and volume of natural gas purchased by them have caused producers of natural gas to underpay royalties owed by the producers to the United States. The complaint seeks recovery of actual damages based upon the unpaid royalties, the amount of which is not specified in the complaint. Such damages may be trebled under Section 3729. Southern and Sea Robin intend to defend the suit vigorously.

     The settlement in the case styled A. L. Briggs, et al. v. Sonat Exploration Company, et al., which was described in Item 1. Legal Proceedings in Part II of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996, became final on December 26, 1996, as a result of the passage of time.

     Sonat and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. Sonat does not believe that any ultimate liability resulting from any of these other pending lawsuits will have a material adverse effect on it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sonat did not submit any matter to a vote of its security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

                 OFFICER                                          OFFICE                          AGE
                 -------                                          ------                          ---
Ronald L. Kuehn, Jr.......................  Chairman of the Board, President and Chief             61
                                              Executive Officer
Donald G. Russell.........................  Executive Vice President                               65
William A. Smith..........................  Executive Vice President                               52
Richard B. Bates..........................  Senior Vice President                                  43
James E. Moylan, Jr.......................  Senior Vice President                                  46
James A. Rubright.........................  Senior Vice President and General Counsel              50
Thomas W. Barker, Jr......................  Vice President -- Finance and Treasurer                52
Beverley T. Krannich......................  Vice President -- Human Resources and Secretary        46

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

                                    PART II

  ITEM                                                                   PAGE
  ----                                                                   -----
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................  II-32
Item 6.    Selected Financial Data.....................................  II-43
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   II-2
Item 8.    Financial Statements and Supplementary Data.................  II-17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-45

                             ---------------------

     The financial data following on pages II-2 through II-44 is reproduced from, and the Table of Contents below is taken from, the Sonat Inc. Annual Report to Stockholders for 1996. An index to the financial statements and financial statement schedules may be found under Item 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" in Part IV of this report.

                             ---------------------

                         FINANCIAL INFORMATION CONTENTS

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................    27
Report of Management........................................    40
Report of Ernst & Young, LLP, Independent Auditors..........    41
Consolidated Financial Statements...........................    42
     Consolidated Balance Sheets............................    42
     Consolidated Statements of Income......................    44
     Consolidated Statements of Changes in Stockholders'
      Equity................................................    45
     Consolidated Statements of Cash Flows..................    46
Notes to Consolidated Financial Statements..................    47
Selected Consolidated Financial Data........................    68

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

RESULTS OF OPERATIONS

OPERATING INCOME

Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. The table also shows unusual items in 1995 and 1994 that affect operating income and net income comparisons. Each significant unusual item is discussed in the respective segment discussions in the following pages. The table is presented because management believes this information enhances the analysis of results of operations.

                                          (In Millions)
Years Ended December 31,         1996         1995       1994
--------------------------------------------------------------
Operating Income:
  Exploration and Production     $161.9      $ 23.0     $ 64.0
  Natural Gas Transmission        165.6       158.3       88.4
  Energy Marketing                 10.2         6.5       11.9
  Other                             3.6         1.1        5.1
----------------------------------------------------------------
                                  341.3       188.9      169.4
----------------------------------------------------------------
Unusual Items (Expense)
  Income Included Above:
  Exploration and Production
    Termination of gas sales
      contracts                     -          37.5        -
    Asset impairment                -         (23.0)       -
    Reduction in work force         -           -         (1.9)
  Natural Gas Transmission
    Rate settlement and GSR costs   -         (11.1)     (29.0)
    Reduction in work
      force and other               -           -        (33.5)
  Other
    Reduction in work force         -           -         (0.3)
---------------------------------------------------------------
                                    -           3.4      (64.7)
---------------------------------------------------------------
Operating Income
  Excluding Unusual Items        $341.3      $185.5     $234.1
===============================================================


(In Millions, Except Per-Share Amounts)
Years Ended December 31,             1996            1995         1994
-----------------------------------------------------------------------
Net Income As Reported              $201.2          $192.9       $141.4
-----------------------------------------------------------------------

Unusual Items (Expense) Income
  Included Above:
  Exploration and Production
    Termination of gas
      sales contracts                    -            24.4            -
    Property sales                       -           (20.0)           -
    Sale of Sonat Offshore stock         -           110.1            -
    Asset impairment                     -           (14.9)           -
    Loss on futures contracts            -            (5.5)           -
    Reduction in work force              -               -         (1.2)
    IRS settlement                       -               -          8.1
  Natural Gas Transmission
    Rate settlement and GSR costs        -            (6.8)       (17.9)
    Reduction in work force
      and other                          -               -        (20.6)
    IRS settlement                       -               -          1.8
  Other
    Sale of Baker Hughes stock           -            (8.2)           -
    IRS settlement                       -               -         10.4
    Reduction in work force              -               -         (0.2)
-------------------------------------------------------------------------
                                         -            79.1        (19.6)
-------------------------------------------------------------------------
Net Income Excluding
  Unusual Items                     $201.2          $113.8       $161.0
=========================================================================
Earnings Per Share of
  Common Stock                      $ 2.33          $ 2.24       $ 1.62
=========================================================================
Earnings Per Share of
  Common Stock Excluding
  Unusual Items                     $ 2.33          $ 1.32       $ 1.85
=========================================================================



EXPLORATION AND PRODUCTION
The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. From 1988 through 1995, Sonat Exploration's reserve growth strategy was based on acquiring properties that had additional exploitation drilling potential, developing those properties and conducting low-risk exploration activities. In 1996 the Company made a strategic shift to increase exploratory activity due to the size of the acreage position it has established

                                     II-2

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

and its increased use of technology, such as three-dimensional (3-D) seismic surveys.

         During 1996, Sonat Exploration added 364.8 billion cubic feet of natural gas equivalent (Bcfe) to proved reserves through its drilling program, including eight successful exploratory wells, which added proved reserves of
140.9 Bcfe. Most of the reserves added through exploration activities were from wells drilled in the Cotton Valley Pinnacle Reef trend in east Texas, an area showing significant growth potential for Sonat Exploration. Early in the second quarter of 1996, the Company had a significant find in Leon County, Texas, where it completed its first Cotton Valley Pinnacle Reef trend discovery, the Fountain No. 1 well, in which Sonat Exploration has a 64 percent working interest. In the third quarter, Sonat Exploration announced completion of its second discovery in the Reef trend, the Scurlock No. 1 well. Sonat Exploration has a 67 percent working interest in this well. During the fourth quarter, Sonat Exploration completed its most significant exploratory well in the Reef trend thus far, the Blanton No. 1. Sonat Exploration has a 100 percent working interest in this well. Sonat Exploration plans to drill at least 19 wells in the Cotton Valley Pinnacle Reef trend during 1997 and has increased the number of rigs drilling there to five rigs. Exploratory activity in the Pinnacle Reef trend added total proved reserves of 125.5 Bcfe in 1996. Sonat Exploration also completed two significant wells in High Island Block 39 in the Gulf of Mexico, one exploratory and one development. Total reserves added from these two wells in 1996 were 20.5 Bcfe. Sonat Exploration has a 100 percent working interest in these wells.

         Sonat Exploration maintained an active development drilling program in 1996, participating in the completion of 315 gross development wells of which 307 were successful. The eastern Austin Chalk trend was again the most active drilling area for Sonat Exploration. During 1996, Sonat Exploration more than doubled its drilling program in the area from three rigs to seven rigs and drilled 49 wells, of which 47 are commercial.

         The Company completed several acquisitions in 1996 at a net cost of $48.1 million that added 109.8 Bcfe. Sales of producing properties of $36.8 million during 1996 decreased proved reserves by 60.4 Bcfe. Total proved reserves at December 31, 1996, were 2.0 trillion cubic feet of natural gas equivalent, up 229.4 Bcfe from year-end 1995.

         Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's affiliate operating in the Energy Marketing segment.

EXPLORATION AND PRODUCTION

                                           (In Millions)
Years Ended December 31,          1996       1995          1994
----------------------------------------------------------------
Revenues:
  Sales to others                $155.3      $175.1   $ 145.1
  Intersegment sales              410.4       228.4     267.6
-----------------------------------------------------------------
    Total Revenues                565.7       403.5     412.7
-----------------------------------------------------------------
Costs and Expenses:
  Operating and maintenance        66.0        65.5      63.1
  Exploration expense              21.7         9.1      12.2
  General and administrative       53.9        48.4      45.7
  Depreciation, depletion and
    amortization                  236.4       239.2     206.8
  Taxes, other than income         25.8        18.3      20.9
-----------------------------------------------------------------
                                  403.8       380.5     348.7
-----------------------------------------------------------------
    Operating Income             $161.9      $ 23.0   $  64.0
=================================================================
Equity in Earnings of
  Unconsolidated Affiliates      $  0.4      $  0.6   $   0.2
=================================================================
Proved Reserves:
  Net gas (Bcf)                   1,692       1,506     1,367
  Net liquids (MBbls)            51,437      44,228    31,627
=================================================================
Net Sales Volumes:
  Gas (Bcf)                         205         183       182
  Oil and condensate (MBbls)      5,145       3,973     4,155
  Natural gas liquids (MBbls)     2,161       1,496     1,227
=================================================================
Average Sales Prices:
  Gas ($/Mcf)                    $ 2.20      $ 1.52   $  1.83
  Oil and condensate ($/Bbl)      19.25       17.61     15.91
  Natural gas liquids ($/Bbl)     12.03        9.29      8.90
=================================================================

         1996 VERSUS 1995. Operating income increased $153.4 million, after excluding the recognition of $37.5 million of operating revenue from the termination of two long-term gas sales contracts and a $23.0 million charge to depreciation, depletion and amortization expense for an impairment pro-

28                                   II-3

                                                     Sonat Inc. and Subsidiaries

vision related to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 121 in 1995. The increase was primarily due to higher natural gas prices. Increases in oil prices and gas and oil production also added substantially to operating results. Average realized natural gas prices increased to $2.20 per Mcf in 1996 from $1.52 per Mcf in 1995, an increase of 45 percent. Natural gas production increased by 12 percent in the current period. Realized oil prices rose to an average of $19.25 per barrel in 1996 from $17.61 per barrel in 1995, and oil and condensate production increased by 29 percent primarily due to the successful development drilling program in the Austin Chalk trend. Operating income for 1996 was reduced by the cost of the judgment and plaintiffs' attorney's fees in the total amount of $11.65 million for settlement of the Briggs, et al. v. Sonat Exploration litigation.

         Costs and expenses were higher in 1996, excluding the SFAS No. 121 adjustment, due to several factors. Exploration expense, which includes seismic, lease write-offs, dry hole costs and delay rentals, increased $12.6 million due to the higher level of exploration activity in 1996. General and administrative expense increased $5.5 million due to higher employee related costs, including stock-based compensation expense. Other tax expense increased $7.5 million due to higher severance taxes related to higher revenues. Depreciation, depletion and amortization expense increased $20.2 million, as higher production levels offset a lower amortization rate.

         1995 VERSUS 1994. Absent the effect of the 1995 unusual items identified earlier, operating income decreased by $57.4 million primarily due to lower prices for natural gas. The average price for natural gas was 17 percent lower in 1995 compared to 1994, which reduced revenues by $57.8 million. Oil and condensate prices improved 11 percent to an average price of $17.61 per barrel in 1995. Total production during 1995 was 216 Bcfe, compared with 214 Bcfe during 1994. Production in 1995 was restrained due to producing property sales and involuntary curtailments.

         Excluding the impairment provision in 1995, operating expenses increased slightly in 1995 compared to 1994. Operating and maintenance expenses were $2.4 million higher due to the acquisition of additional properties in early 1995. General and administrative expenses were $2.7 million higher due to an increase in stock-based compensation expense. Depreciation, depletion and amortization increased $9.4 million, excluding the impairment provision, primarily due to slightly higher production and a change in production mix with more production coming from fields with a higher amortization rate.

         HEDGING ACTIVITIES - Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for both its natural gas production and its oil production, which it sells in the spot market. (See Market Risk Management and Note 3 of the Notes to Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions are offset by the related gains or losses recognized on the sale of the commodity. Natural gas revenues were reduced by $24.7 million in the 1996 period and increased by $3.0 million and $9.6 million in the 1995 and 1994 periods, respectively, relating to hedging activities. Oil revenues were reduced by $12.5 million in the 1996 period relating to hedging activities. The effect of hedging activities on oil revenues in the 1995 and 1994 periods was immaterial.

         A portion of Sonat Exploration's future production is hedged. Gas production in 1997 through 2000 in the aggregate amount of 218.1 TBtus is hedged at a weighted average price of $2.05 per MMBtu. Of this amount, 62.6 TBtu at a weighted average price of $2.11 relates to 1997 production, which represents approximately 26 percent of expected production. Oil production of approximately 1.3 million barrels, or 20 percent of expected production, is hedged in 1997 at a weighted average price of $20.63 per barrel. (See Note 3 of the Notes to Consolidated Financial Statements.)

NATURAL GAS TRANSMISSION

The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern), and Citrus Corp. (a 50 percent-owned company).

                                     II-4                                    29

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------
        Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. In late 1995 Southern's East Tennessee expansion was placed in service. This $11 million project provides approximately 14 million cubic feet per day of firm transportation volumes to a group of new customers that signed 10-year contracts. Additionally, in November 1996, Southern placed in service a $16 million expansion providing approximately 27 million cubic feet per day of additional firm capacity to 15 customers in Alabama, Georgia and Tennessee. Southern also completed another project in 1996 that enhances its customers' ability to access new supplies being developed offshore Louisiana. This $14 million project added 140 million cubic feet per day of firm capacity, making it a very low-cost way for producers to transport their growing Gulf of Mexico natural gas production into the U.S. pipeline grid.

         Southern filed an application on January 24, 1996, with the Federal Energy Regulatory Commission (FERC) seeking approval to expand its pipeline system to provide firm gas transportation service to three existing customers and to two new customers in North Alabama. Most of the proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The earliest in-service date for the proposed expansion, which requires FERC approval, would be November 1997. The company currently providing transportation service to the cities of Huntsville and Decatur has challenged this project in Alabama state court proceedings and with the FERC. Southern's position was upheld by the trial court in the state court proceedings, whose summary judgment decision in favor of Southern and the City of Huntsville is now on appeal to the Alabama Supreme Court, which has granted expedited consideration to the appeal.

         In May 1996, Southern filed an application with the FERC to expand its pipeline system in the eastern portion (Zone 3) of its market area. This $36 million expansion will enable Southern to provide additional firm transportation services totaling 46 million cubic feet per day to 11 customers in Georgia and Tennessee. If FERC approval is received, the in-service date for this firm transportation service is expected to be November 1997.

         In December 1996, Southern, Amoco Pipeline Company, and Shell Gas Pipeline Company announced their intent to construct the Destin Pipeline, a $300 million project that will begin offshore in Main Pass Block 260 and extend northward into Mississippi, intersecting five interstate pipelines, including Southern and Florida Gas Transmission Company. This pipeline will be owned equally by Southern and affiliates of Amoco Pipeline and Shell Gas Pipeline and will have one billion cubic feet of daily capacity when completed. Construction is scheduled to begin in late 1997, and the system could begin service as early as mid-1998, subject to necessary governmental approvals. When the system is completed, Southern will operate the pipeline. The execution of definitive agreements is expected to occur in early 1997.

         Southern currently has firm transportation commitments totaling 65 million cubic feet of natural gas per day from 15 customers in eastern Tennessee, Georgia and Alabama that will result in an expansion of its facilities that serve these areas. Additional customers may join this project, thus the capital investment associated with this project is uncertain. Additionally, existing customers will be given the option to release firm capacity that comes up for renewal during the next three years to meet the needs of this project. The necessary FERC approval will be sought in an application that is expected to be filed in May 1997, with the project scheduled to go in service in November 1998.

Natural Gas Transmission

                                                (In Millions)
Years Ended December 31,              1996          1995             1994
------------------------------------------------------------------------------
Operating Income (Loss):
    Southern Natural Gas
         Company and subsidiaries    $165.9        $159.1            $92.8
    Other                              (0.3)         (0.8)            (4.4)
------------------------------------------------------------------------------
Total Operating Income               $165.6        $158.3            $88.4
==============================================================================

30                                   II-5

                                                     Sonat Inc. and Subsidiaries


Southern Natural Gas Company and Subsidiaries

                                               (In Millions)
Years Ended December 31,             1996          1995             1994
------------------------------------------------------------------------------
Revenues:
    Gas sales                        $210.0        $195.2           $233.7
    Market transportation
         and storage                  323.2         324.5            321.0
    Supply transportation              46.6          50.6             36.8
    Other                             196.5          91.3            135.7
------------------------------------------------------------------------------
         Total Revenues               776.3         661.6            727.2
------------------------------------------------------------------------------
Costs and Expenses:
    Natural gas cost                  206.8         191.3            229.1
    Transition cost recovery and
         natural gas purchase
         contract settlement costs    170.7          58.0            116.2
    Operating and maintenance          83.9          96.1            151.7
    General and administrative         82.6          85.4             72.0
    Depreciation and amortization      48.3          52.3             46.6
    Taxes, other than income           18.1          19.4             18.8
-------------------------------------------------------------------------------
                                      610.4         502.5            634.4
-------------------------------------------------------------------------------
         Operating Income            $165.9        $159.1           $ 92.8
===============================================================================
Equity in Earnings of
    Unconsolidated Affiliates        $  9.6        $  9.4           $  9.0
===============================================================================
                                   (Billion Cubic Feet)

Volumes (Note):
    Intrastate gas sales                8             8                -
    Market transportation             660           636              551
-------------------------------------------------------------------------------
         Total Market Throughput      668           644              551
    Supply transportation             315           372              335
===============================================================================
         Total Volumes                983         1,016              886
===============================================================================
    Transition gas sales               69            85              103
===============================================================================


Note: Volumes for 1995 include 38 billion cubic feet of gas associated with three subsidiaries of Sonat Inc. that were transferred to Southern on January 1, 1995, which were not included in Southern's 1994 volumes Citrus Corp.

                                                  (In Millions)
Years Ended December 31,                 1996         1995         1994
-------------------------------------------------------------------------------
Equity in Earnings of Citrus Corp.      $22.9        $28.2        $28.9
===============================================================================

Florida Gas Volumes (100%):
    Market transportation                 428          461          303
    Supply transportation                  29           26           22
-------------------------------------------------------------------------------
         Total Volumes                    457          487          325
===============================================================================

         1996 VERSUS 1995. Absent the effect of an unusual item (see discussion below), operating income for the Natural Gas Transmission segment decreased 2 percent in 1996 due to lower operating results at Southern.

         Southern Natural Gas - Operating income, excluding the unusual item discussed below, decreased slightly in 1996 primarily due to the receipt of incremental revenues in 1995 from the sale of firm transportation capacity prior to revised rates going into effect on March 1, 1995. Also included in 1995 are positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations, the reduction of a take-or-pay liability and the accrual of gas supply realignment (GSR) interest on larger recovery balances compared to 1996. These were partially offset by lower costs and additional firm transportation revenues in 1996. The unusual item in 1995 of $11.1 million increased operating and maintenance expense in recognition of Southern's share of GSR costs that were not recoverable.

         Southern's gas sales revenues and gas costs represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636. The volumes associated with these sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are now made at the wellhead, as required by Order No. 636.

         Gas sales revenues and natural gas cost increased compared with the 1995 period reflecting higher gas prices on transition gas sales from supply remaining under contract. Other revenue and transition cost recovery in 1996 increased by $163.9 million as a result of the offset of rate reserves against GSR costs as provided in Southern's comprehensive customer rate settlement (the Customer Settlement). Otherwise, other revenue and transition cost recovery decreased primarily due to declining billings and lower recovery rates for GSR costs. The items discussed in this paragraph had no net impact on operating income.

         Certain other items affected operating income. Supply transportation revenues decreased due to lower supply-area transportation volumes resulting from lower throughput at

                                     II-6                                    31

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

Sea Robin. Operating and maintenance expense in 1995 included the $11.1 million of GSR expense which was discussed earlier. General and administrative expense decreased due to lower employee related expenses despite higher stock-based compensation expense. Depreciation and amortization decreased in 1996 primarily due to lower rates implemented March 1, 1995, as a part of the Customer Settlement.

         Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from Bear Creek Storage Company. Equity in earnings from Bear Creek was flat compared to 1995.

         Citrus - Equity in earnings of Citrus was $5.3 million lower than in 1995. 1996 results reflect revenues and operating costs relating to the first full year of operation of the Phase III expansion project while 1995 results include accruing allowance for funds used during construction (AFUDC) for the first two months of the year and the AFUDC adjustment discussed below. Also contributing to the decline were lower margins due to lower interruptible transportation volumes as a result of lower prices from competing fuels and lower margins at Citrus' gas marketing affiliate. These were partly offset by a gain on the sale of facilities in 1996 and the effect of out-of-period expense adjustments in 1996 and 1995.

         1995 VERSUS 1994. Absent the effect of the unusual items identified earlier, operating income of the Natural Gas Transmission segment increased by $18.5 million primarily due to improved operating results at Southern.

         Southern Natural Gas - Operating income, excluding the unusual items discussed below, increased 11 percent in 1995 due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity. The unusual item in 1995 of $11.1 million increased operating and maintenance expense in recognition of Southern's share of GSR costs that was not recoverable.

         Unusual items included in Southern's 1994 operating expenses consisted of a $27.0 million charge associated with recognition of the Customer Settlement and a $33.5 million provision primarily relating to regulatory assets not recoverable as a result of the Customer Settlement, including $18.9 million attributable to a corporate restructuring undertaken in 1994.

         Market transportation and storage revenues increased in 1995 due in part to a $15.8 million revenue reserve provision in 1994 relating to a retroactive reduction in certain depreciation rates. The effect on operating revenue of this reduction was partially offset by lower settlement rates that were placed into effect on March 1, 1995. Supply transportation revenues increased 38 percent due to increased volumes under Southern's new transportation contract with Florida Gas. Other Revenue and Transition Cost Recovery decreased due to declining billings and lower recovery rates for GSR costs in 1995.

         Operating and maintenance expense, excluding the unusual items discussed above, decreased 6 percent in 1995 reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring. General and administrative expense increased 19 percent in 1995 primarily due to higher employee benefit expenses related to 1993 and 1994 special early retirement options (SEROs) and higher stock-based compensation expense. Depreciation and amortization expense increased in 1995 due to the $15.8 million retroactive adjustment in 1994 partially offset by lower depreciation rates as a result of the Customer Settlement.

         Equity in earnings of unconsolidated affiliates, primarily the Company's share of earnings from Bear Creek, was essentially flat when comparing 1995 to 1994.

         Citrus - Equity in earnings of Citrus decreased slightly in 1995 to $28.2 million. Earnings were lower on the Phase III expansion project, excluding the $6.7 million effect of a positive adjustment to AFUDC on Phase III in 1995, due to the completion of Phase III and the resulting end of AFUDC recognition on the project combined with the use of levelized rates on the Phase III portion of the pipeline. This was partially offset by higher margins at Citrus' gas marketing affiliate, including higher results on a gas supply contract with one of its major customers that was restructured during 1994. Throughput on the Florida Gas pipeline system increased 50 percent, reflecting the first 10 months of Phase III operations.


32                                   II-7

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

NATURAL GAS SALES AND SUPPLY

Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern has terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Some of the remaining contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent of the purchase commitments in 1997 described below. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market. (See Note 9 of the Notes to Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern is selling a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's purchase commitments under its remaining gas supply contracts for the years 1997 through 2001 are estimated as follows:


Estimated Purchase Commitments               (In Millions)
-------------------------------------------------------------
1997                                             $156
1998                                               21
1999                                               19
2000                                               17
2001                                               18
-------------------------------------------------------------

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty.

RATE MATTERS

The Customer Settlement resolves all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636, except for one contesting party that represents approximately 2 percent of Southern's firm transportation volumes. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999. (See Note 9 of the Notes to Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)

ENERGY MARKETING

Sonat Energy Services, through its subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing business in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration Company's natural gas production.

        Sonat Marketing's business continued to grow rapidly in 1996. Total sales volumes grew 34 percent from 1995. This growth was achieved in large part by the Company's focus on its strategy of working closely with its customers and delivering outstanding customer service.

        Sonat Marketing is pursuing strategic alliances as a means of expanding its business. During 1996 it formed Sonat Public Service Company L.L.C., a joint venture between Sonat Marketing and PSNC Production Corporation. This new company combines Sonat Marketing's wholesale marketing expertise with Public Service of North Carolina's retail marketing skills in the mid-Atlantic region. Sonat Public Service will market natural gas and related services to small industrial and large commercial customers throughout the mid-Atlantic region, including the District of Columbia and the states of North Carolina, South Carolina,

                                     II-8                                     33

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Maryland and Virginia. In addition, Sonat Public Service will provide gas supply management services to municipalities in the mid-Atlantic region.

      Sonat Marketing uses natural gas and oil futures contracts, options, and gas and oil price swap agreements to hedge the effects of market price volatility on its operating results. These instruments are used to lock in margins on Sonat Marketing's gas transactions. Sonat Marketing also uses futures to enable it to hedge fixed-price contracts to both its suppliers and its customers. (See Market Risk Management and Note 3 of the Notes to Consolidated Financial Statements.)

      In 1996, Sonat Power Marketing executed electric power purchase, sales and transmission agreements with numerous companies. Sonat Power Marketing has focused on expanding its wholesale electric business and it reached sales volumes of approximately 530 average megawatt hours at the end of the year. A subsidiary of AGL Resources Inc., which has a 35 percent ownership interest in Sonat Marketing, also acquired a 35 percent interest in Sonat Power Marketing in 1996.

ENERGY MARKETING



                                 (In Millions)

Years Ended December 31,          1996                 1995                 1994
----------------------------------------------------------------------------------------
Revenues                        $2,592.7             $1,249.9              $942.2
========================================================================================
Operating Income                $   10.2             $    6.5              $ 11.9
========================================================================================
Sonat Marketing Gas Sales
  Volumes (100%)
    (Billion Cubic Feet)             968                  722                 482
========================================================================================
Sonat Power Marketing
  Sales Volumes (100%)
    (Thousands of
    Megawatt Hours)                2,969                    4                   -
========================================================================================


         1996 VERSUS 1995. Operating income for 1996 increased $3.7 million over 1995 levels primarily due to much higher unit gas trading margins in the first quarter as a result of unusually cold weather in certain of Sonat Marketing's markets. This created intense demand for natural gas during peak periods resulting in a volatile price environment which created exceptional trading opportunities for Sonat Marketing. Since that time, unit trading margins have been lower. Additionally, general and administrative expense has increased due to growth in operations. Sonat Marketing's volumes increased primarily due to a concentration on growth and expansion of the Northeast and Mid-Continent regions. Sonat Power Marketing also experienced significant growth in 1996 and reached sales volumes as high as 636 average megawatt hours during the fourth quarter. However, Sonat Power Marketing's 1996 results were adversely impacted by start-up costs.

         1995 VERSUS 1994. Operating income of $6.5 million was $5.4 million less than 1994 primarily due to lower margins in 1995. In addition, certain transportation related margin opportunities available in early 1994 following the implementation of Order No. 636 became much more competitive and less profitable during late 1994 and 1995. Higher costs related to expanding operations, the start up of Sonat Power Marketing and an increase in stock-based compensation expense also reduced operating income.

                         ----------------------------

OTHER INCOME STATEMENT ITEMS

                                              (In Millions)
Years Ended December 31,            1996            1995            1994
-----------------------------------------------------------------------------
OTHER INCOME (LOSS), NET:
  Equity in earnings of
    unconsolidated affiliates      $34.2           $ 46.3           $44.3
  Sale of subsidiary stock           -              188.0              -
  Minority interest                 (4.9)             (.9)             -
  Other                              6.5            (44.6)           16.4
-----------------------------------------------------------------------------
                                   $35.8           $188.8           $60.7
=============================================================================

  1996 VERSUS 1995. The decrease in equity in earnings of unconsolidated affiliates reflects the absence of earnings from the Company's investment in Sonat Offshore Drilling Inc., the remaining interest of which was sold in July 1995, and a decrease in equity in earnings of Citrus (discussed earlier in the Natural Gas Transmission section). The 1995 period includes the gain from the Company's sale of its remaining interest in Sonat Offshore stock. (See Note 2 of the Notes to Consolidated Financial Statements.) Minority interest


34                                   II-9

                                                     Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

represents AGL Resources' 35 percent share of earnings in Sonat Marketing and Sonat Power Marketing. Other for the 1996 period includes a $2.8 million net gain on the disposal of assets and a $3.9 million gain on partial termination of an interest rate swap in September 1996. The 1995 period includes a $28.7 million loss on the sale of oil and gas properties, a $13.0 million loss on the sale of the Company's investment in Baker Hughes Incorporated convertible preferred stock, and $6.0 million of dividends on the Baker Hughes stock. In addition, the month of December 1995 included an $8.4 million loss by Sonat Exploration on natural gas futures contracts that ceased to qualify for accounting as hedges due to the loss of correlation between the New York Mercantile Exchange (NYMEX) futures market for natural gas and the price of natural gas in certain parts of the country.

  1995 VERSUS 1994. The increase in equity in earnings of unconsolidated affiliates resulted from an improvement in operations at Sonat Offshore Drilling Components of Other Income in 1995 were discussed above. In 1994 Other includes $12.0 million of dividends on the Baker Hughes stock and a $3.6 million net gain on asset disposals.


                                               (In Millions)
Years Ended December 31,                1996        1995      1994
------------------------------------------------------------------------
Interest Expense, Net                   $82.8      $89.8      $72.9
------------------------------------------------------------------------

        1996 VERSUS 1995. Net interest expense decreased in 1996 compared to 1995 due to lower average debt levels and lower average regulatory reserve balances at Southern. The 1995 period included a $4.4 million favorable adjustment on income tax related interest.

        1995 VERSUS 1994. Net interest expense increased in 1995 compared to 1994 primarily due to higher average interest rates on outside borrowings and higher average regulatory reserve balances. The 1995 period included a $4.4 million favorable adjustment on income tax related interest, while 1994 included $9.5 million of favorable adjustments related to the settlement of the Company's federal income tax returns for the years 1986-1988.


                                              (In Millions)
Years Ended December 31,            1996         1995            1994
----------------------------------------------------------------------------
Income Taxes                        $93.1        $95.0           $15.8
----------------------------------------------------------------------------

         1996 VERSUS 1995. Excluding income taxes associated with the unusual items in the 1995 period, primarily the gain on the sale of the Company's remaining interest in Sonat Offshore stock which was discussed earlier (see
Note 2 of the Notes to Consolidated Financial Statements), income taxes increased due to higher pretax earnings and a decrease in tax preference items.

         1995 Versus 1994. Income tax expense in 1995 increased due to taxes associated with unusual items, lower nonconventional fuel tax credits and other tax preference items. In addition, the 1994 period included a favorable settlement relating to the examination of the Company's federal income tax returns for the years 1986-1988 which reduced reported income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS


                                      (In Millions)
Years Ended December 31,         1996     1995      1994
---------------------------------------------------------------
Operating Activities             $500.6  $184.3    $510.6
---------------------------------------------------------------

      1996 VERSUS 1995. Cash flow from operations increased $316.3 million compared with the 1995 period primarily due to improved operating results at both Sonat Exploration and Sonat Marketing (discussed earlier in the operating sections). At Southern, net GSR recoveries in 1996 compared to net GSR payments in 1995 resulted in a $104.6 million improvement in cash flow from operations.

      Other than the net GSR recoveries/payments discussed above, both the change in GSR costs and the change in reserves for regulatory matters were attributable to recognition of the Customer Settlement in the second quarter of 1996 (see discussion earlier). The change in deferred income taxes reflects the deductibility of certain oil and gas drilling costs in the current period and the disposal of the Company's investment in Baker Hughes preferred stock in the 1995 period.
                                     II-10                                   35

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------------

The growth in accounts receivable and accounts payable is primarily attributable to higher natural gas prices and the expanding business of Sonat Marketing. The change in accrued interest and income taxes essentially reflects income tax deductions of GSR payments and tax refunds in the current period compared to income tax payments in 1995, including taxes on the Sonat Offshore stock disposition. Inventories increased primarily due to gas inventory purchases at Sonat Marketing and material purchases at Southern and Sonat Exploration. The change in other current assets and other current liabilities is primarily due to a decrease in gas imbalance receivables and payables, which occurred in the prior period.

      The caption Other in the Consolidated Statement of Cash Flows includes $32.9 million of accrual reversals in May 1996 related to the Customer Settlement and $13.1 million of exploration costs in the current period. In addition, the 1995 period includes $37.5 million from the termination of long-term gas sales contracts, as well as $13.5 million in transition costs deferred at Southern.

      1995 VERSUS 1994. Several factors contributed to the $326.3 million decrease in cash flows from operations in 1995 compared to 1994. The $99.3 million change in net payments for GSR costs is primarily due to a $45.0 million payment to Exxon and the funding of a $42.3 million GSR liability in the current period compared to net recoveries of $18.7 million in the prior period. The $64.1 million change in reserves for regulatory matters reflects Southern's implementation of reduced rates and cessation of additional revenue collection on March 1, 1995. The change in take-or-pay costs reflects the completion of Southern's take-or-pay cost recovery in 1994. The growth in both accounts receivable and accounts payable is primarily attributable to the expanding business of Sonat Marketing. Cash flow from operations in 1995 was also negatively impacted by the payment of $112.4 million in taxes on the sale of the Company's remaining interest in Sonat Offshore stock. Partly offsetting was the recognition of $72.1 million of tax benefits consisting of the utilization of Section 29 tax credits and net operating losses.

         In 1995, Other includes $37.5 million related to the termination of two long-term gas sales contracts, while Other in 1994 includes a $56.5 million provision for the Customer Settlement discussed in Note 9 of the Notes to Consolidated Financial Statements. The remainder of the amount included in Other in 1995 is primarily certain transition costs deferred for collection in future periods. In addition to the Customer Settlement provision in 1994, Other includes a gas prepayment received by Sonat Exploration and deferred revenue credits.


                                            (In Millions)
Years Ended December 31,        1996            1995           1994
--------------------------------------------------------------------------
Investing Activities            $(482.5)       $92.3          $(601.1)
--------------------------------------------------------------------------

       1996 VERSUS 1995. Investing activities required $482.5 million of net cash in 1996 compared to providing $92.3 million in 1995, which included sources of cash from unusual items. In 1995, the Company received $326.0 million from the sale of its remaining interest in Sonat Offshore stock, $167.0 million from the sale of four million shares of Baker Hughes convertible preferred stock, and $105.1 million in proceeds from the sale of Sonat Exploration oil and gas properties. Capital expenditures (see table below) were higher in the 1996 period compared to the 1995 period primarily due to Southern's system expansion.

       1995 VERSUS 1994. Investing activities provided $92.3 million of net cash in 1995 compared to using $601.1 million in 1994. The 1995 period included the unusual items discussed above. In addition, net advances of $159.0 million were made to Citrus in 1994. Capital expenditures were higher in the 1995 period compared to the 1994 period primarily due to increased acquisitions at Sonat Exploration and expansions at Southern.


36                                  II-11

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

        Capital expenditures for the Company's business segments (excluding exploratory costs and unconsolidated affiliates) were as follows:

                                            (In Millions)
Years Ended December 31,         1996           1995            1994
-------------------------------------------------------------------------
Exploration and Production      $368.4         $416.2          $389.8
Natural Gas Transmission         130.4           62.7            51.2
Energy Marketing                   4.7            2.8             3.2
Other                              6.0            5.9             4.1
-------------------------------------------------------------------------
  Total                         $509.5         $487.6          $448.3
=========================================================================

        The Company's share of capital expenditures by its unconsolidated affiliates were as follows:

                                           (In Millions)
Years Ended December 31,         1996           1995        1994
-----------------------------------------------------------------------
Exploration and Production      $ 0.3          $  0.7      $  0.1
Natural Gas Transmission         15.1           100.5       398.4
Other                             0.5             0.5         0.5
-----------------------------------------------------------------------
  Total                         $15.9          $101.7      $399.0
=======================================================================

                                            (In Millions)
Years Ended December 31,           1996          1995       1994
-----------------------------------------------------------------------
Financing Activities             $(25.8)       $(248.5)     $88.8
-----------------------------------------------------------------------

       1996 VERSUS 1995. Net cash used in financing activities was $222.7 million less in the 1996 period compared to the 1995 period. A portion of the proceeds from the Sonat Offshore stock sale and the Baker Hughes stock sale were used to repay borrowings under Sonat's floating rate facilities in the 1995 period.

       The Company utilizes its $500 million long-term revolving credit agreement in managing its working capital requirements. During 1996, the Company borrowed $855.0 million and repaid $700.0 million under this agreement.

       1995 VERSUS 1994. Net cash used in financing activities was $337.3 million higher in the 1995 period compared to the 1994 period, primarily due to repayments of floating rate facilities. Proceeds from the unusual items discussed above were used in the 1995 repayments. Other includes the $32.0 million contributed by Atlanta Gas Light as an investment in Sonat Marketing (see Note 2 of the Notes to Consolidated Financial Statements).

CAPITAL RESOURCES

       At December 31, 1996, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $437 million was available. The Company has a policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement, and, as a result, at that date the Company would not have deemed available under the lines of credit and the revolving credit agreement an amount equal to the $137 million of commercial paper then outstanding.

       Sonat has a shelf registration with the Securities and Exchange Commission (SEC) that provides for issuance of up to $500 million in debt securities of which $200 million has been issued. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued.

       The Company has a stock repurchase program in effect through the end of 1997. As of December 31, 1996, the Company had remaining authority to purchase approximately one million shares of the Company's common stock. Shares purchased are intended for reissuance in connection with employee stock options and restricted stock programs.

       The Company believes that cash flow from operations and borrowings under its existing credit facilities and shelf registrations would provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET AND FINANCIAL RISK MANAGEMENT

       The Company's primary market risk exposure is the volatility of spot-market natural gas and oil prices, which affects the operating results of Sonat Exploration and Sonat Marketing. The Company's use of derivatives to reduce the effect of this volatility is described in Note 3 of the Notes to Consolidated Financial Statements.


37                                  II-12

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

       The Company also has exposure to financial market risks. In anticipation of a future borrowing, Southern had in effect at December 31, 1996, a forward rate agreement to hedge its interest rate risk (see Note 3 of the Notes to Consolidated Financial Statements).

       The Company's use of these derivative instruments is implemented under a set of policies approved by the Board of Directors. Speculative transactions using financial derivatives are prohibited. In the case of Sonat Exploration, these policies prohibit transactions not matched by physical commodity positions. For commodity price hedges, these policies set limits regarding volumes relative to budgeted production or sales levels. Sonat Marketing uses derivatives to hedge physical positions and is authorized to engage in financial transactions to support its customers' needs subject to a policy that limits the net positions to specific value at risk limits. Sonat Marketing's policy is to run substantially balanced books within these defined trading limits. Material forward rate agreements and swap counterparties are approved by the Board, and volume limits for swaps are set for any single counterparty. Reports detailing each transaction, mark to market and value at risk positions, are reviewed by management. In addition, all hedge activities are internally reviewed to ensure compliance with all policies. (See Note 3 of the Notes to Consolidated Financial Statements.)

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

         Southern has been notified that it is or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in connection with three Superfund sites for which the amount of its liability has not been settled. In these cases, the Company has determined that the aggregate maximum amount of loss reasonably likely to be attributed to it, after giving effect to likely contributions by other PRPs, would not be material to its financial position or results of operations. However, liability for PRPs under CERCLA (and applicable state law) is joint and several among all PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability at any of these sites could be substantially greater than the maximum amounts estimated by the Company.

         In the operation of their natural gas pipeline systems, Southern and its wholly owned subsidiaries, South Georgia Natural Gas Company and Sea Robin Pipeline Company, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern, South Georgia and Sea Robin plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury


38                                  II-13

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

meters. Southern has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury. As a result, Southern undertook the characterization of 443 sites across the system during 1995. Southern completed the characterization of its remaining 190 sites in Mississippi during 1996. Approximately 50 percent of the sites characterized in 1995 and 1996 across the pipeline systems of Southern and Sea Robin had detectable levels of mercury. Characterization of potential sites on the pipeline system of South Georgia has not commenced at this time. Southern will file copies of the characterization reports with the applicable state agencies upon their finalization. At this time, only the State of Georgia has issued formal guidelines for remediation of mercury sites, although the State of Louisiana has issued informal guidance. Southern is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory guidance is still uncertain for all sites. Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its characterization data, Southern believes that the cost of its characterization and remediation of any mercury contamination will not be material to its financial position or results of operations.

         Sonat Inc. generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern, South Georgia, and Sea Robin to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, generally will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery. As described in Note 9 of the Notes to Consolidated Financial Statements, however, Southern's Customer Settlement prevents Southern from filing a general rate case to be effective prior to March 1, 1998.

FORWARD LOOKING STATEMENTS

Disclosures provided in this Annual Report contain forward looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans, the timing and results of oil and gas drilling and acquisition programs, which determine production levels and reserves, the success of the Company's exploratory drilling activities, the results of the Company's hedging activities, the success of management's cost reduction activities and the requirements to receive various government approvals to proceed with the expansion initiatives at Southern. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.


                                    II-14                                     39

--------------------------------------------------------------------------------

REPORT OF MANAGEMENT


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

         The Company engages the firm of Ernst & Young LLP as independent auditors to audit the Company's Consolidated Financial Statements and express their opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards and includes a review and evaluation of the Company's internal accounting control systems and other procedures as they consider appropriate. The Report of Ernst & Young LLP, Independent Auditors, appears on the facing page. Internal audit activities are coordinated with the independent auditors to maximize audit effectiveness.

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

/s/ James A. Rubright
James A. Rubright
Senior Vice President and General Counsel
February 27, 1997



40                                  II-15

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sonat Inc.

We have audited the accompanying consolidated balance sheets of Sonat Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonat Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
January 20, 1997


                                    II-16                                     41


Consolidated Financial Statements                    Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                                  (In Thousands)
December 31,                                                                                  1996              1995
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                               $     29,639      $    37,289
  Accounts receivable                                                                          577,717          327,697
  Inventories (Note 4)                                                                          30,500           23,956
  Gas imbalance receivables                                                                     21,694           16,556
  Income taxes                                                                                   2,163           12,979
  Other                                                                                         89,806           75,954
--------------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                       751,519          494,431
--------------------------------------------------------------------------------------------------------------------------


Investments and Advances:
  Unconsolidated affiliates (Note 5)                                                           414,560          386,081
  Other investments (Notes 2 and 3)                                                             50,561           46,688
--------------------------------------------------------------------------------------------------------------------------
                                                                                               465,121          432,769
--------------------------------------------------------------------------------------------------------------------------



Plant, Property and Equipment, successful efforts method of accounting used
  for oil and gas properties (Notes 6 and 13)                                                5,084,283        4,822,879

Less Accumulated Depreciation, Depletion and Amortization                                    2,650,419        2,545,320
--------------------------------------------------------------------------------------------------------------------------
                                                                                             2,433,864        2,277,559
--------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other:
  Gas supply realignment costs (Note 9)                                                         11,144          199,073
  Other                                                                                        113,011          107,609
--------------------------------------------------------------------------------------------------------------------------
                                                                                               124,155          306,682
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $  3,774,659      $ 3,511,441
==========================================================================================================================


See accompanying notes.


42                                   II-17

Consolidated Financial Statements                    Sonat Inc. and Subsidiaries
---------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                             (In Thousands)
December 31,                                              1996           1995
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Long-term debt due within one year (Note 7)      $   53,707     $   18,750
     Unsecured notes (Note 7)                            158,030        218,900
     Accounts payable                                    510,130        297,660
     Accrued income taxes                                 26,726         10,579
     Accrued interest                                     28,584         27,115
     Gas imbalance payables                               20,290         21,444
     Other                                                51,370         45,677
---------------------------------------------------------------------------------
          Total Current Liabilities                      848,837        640,125
---------------------------------------------------------------------------------
Long-Term Debt (Note 7)                                  872,255        770,313
---------------------------------------------------------------------------------
Deferred Credits and Other:
     Deferred income taxes (Note 8)                      284,564        213,122
     Reserves for regulatory matters (Note 9)             14,644        181,798
     Other                                               169,995        223,441
---------------------------------------------------------------------------------
                                                         469,203        618,361
---------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)

Stockholders' Equity:
     Common stock, $1.00 par; 400,000,000 shares
       authorized, 87,232,573 and 87,244,476 shares
       issued in 1996 and 1995, respectively (Note 10)    87,233         87,244
     Other capital                                        31,648         39,795
     Retained earnings                                 1,495,186      1,387,137
---------------------------------------------------------------------------------
                                                       1,614,067      1,514,176
     Less treasury stock at cost, 830,908 and
       1,077,480 shares in 1996 and
       1995, respectively (Note 10)                      (29,703)       (31,534)
---------------------------------------------------------------------------------
          Total Stockholders' Equity                   1,584,364      1,482,642
---------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $3,774,659     $3,511,441
=================================================================================

See accompanying notes.

                                    II-18                                     43


Consolidated Financial Statements                                  Sonat Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                     (In Thousands, Except Per-Share Amounts)
Years Ended December 31,                                         1996                1995                1994
-----------------------------------------------------------------------------------------------------------------
Revenues (Note 12)                                            $3,394,898          $1,990,141           $1,735,967
-----------------------------------------------------------------------------------------------------------------
Costs and Expenses:
         Natural gas cost                                      2,158,313           1,090,756              795,025
         Transition cost recovery and natural gas purchase
           contract settlement costs                             170,718              58,010              116,159
         Electric power cost                                      65,699                  88                    -
         Operating and maintenance                               172,762             171,885              222,901
         General and administrative                              150,490             140,511              133,138
         Depreciation, depletion and amortization                288,192             298,714              257,759
         Taxes, other than income                                 47,447              41,244               41,546
-----------------------------------------------------------------------------------------------------------------
                                                               3,053,621           1,801,208            1,566,528
-----------------------------------------------------------------------------------------------------------------
Operating Income                                                 341,277             188,933              169,439
-----------------------------------------------------------------------------------------------------------------
Other Income (Loss), Net:
         Equity in earnings of unconsolidated affiliates (Note 5) 34,211              46,258               44,319
         Sale of stock of subsidiary (Note 2)                       -                188,012                 -
         Minority interest                                        (4,907)               (888)                -
         Other                                                     6,516             (44,590)              16,348
-----------------------------------------------------------------------------------------------------------------
                                                                  35,820             188,792               60,667
-----------------------------------------------------------------------------------------------------------------
Interest:
         Interest income                                           4,153               6,413                7,403
         Interest expense                                        (92,040)           (102,797)             (86,982)
         Interest capitalized                                      5,094               6,540                6,692
-----------------------------------------------------------------------------------------------------------------
                                                                 (82,793)            (89,844)             (72,887)
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       294,304             287,881              157,219
Income Tax Expense (Note 8)                                       93,115              94,993               15,812
-----------------------------------------------------------------------------------------------------------------
         Net Income                                            $ 201,189          $  192,888           $  141,407
=================================================================================================================
Earnings Per Share of Common Stock (Note 10)                   $    2.33          $     2.24           $     1.62
=================================================================================================================
Weighted Average Shares Outstanding (Note 10)                     86,211              86,270               87,119
Dividends Paid Per Share (Note 10)                             $    1.08          $     1.08           $     1.08
=================================================================================================================

See accompanying notes.

44                                   II-19


Consolidated Financial Statements                    Sonat Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                 (In Thousands)
                                                           1996                       1995                     1994
                                                  --------------------         ------------------       --------------------
Years Ended December 31,                          Shares        Amount         Shares      Amount       Shares    Amount
----------------------------------------------------------------------------------------------------------------------------
Common Stock, $1.00 Par; 400,000,000
         Shares Authorized (Note 10):
         Balance at beginning of year             87,244        $   87,244     87,252      $   87,252   87,158    $   87,158
         Issued (canceled)                           (11)              (11)        (8)             (8)      94            94
----------------------------------------------------------------------------------------------------------------------------
            Balance at end of year                87,233            87,233     87,244          87,244   87,252        87,252
----------------------------------------------------------------------------------------------------------------------------
Other Capital:
         Balance at beginning of year                               39,795                     42,311                 36,074
         Benefit plans transactions                                 (8,147)                    (2,516)                 6,237
----------------------------------------------------------------------------------------------------------------------------
            Balance at end of year                                  31,648                     39,795                 42,311
----------------------------------------------------------------------------------------------------------------------------
Retained Earnings:
         Balance at beginning of year                            1,387,137                  1,287,339              1,239,983
         Net income                                                201,189                    192,888                141,407
         Cash dividends at $1.08 per share                         (93,140)                   (93,090)               (94,051)
----------------------------------------------------------------------------------------------------------------------------
            Balance at end of year                               1,495,186                  1,387,137              1,287,339
----------------------------------------------------------------------------------------------------------------------------
Treasury Stock, at cost:
         Balance at beginning of year             (1,077)          (31,534)      (871)        (25,016)      -           -
         Purchased                                  (774)          (30,914)      (645)        (19,230)    (940)      (27,005)
         Issued                                    1,020            32,745        439          12,712       69         1,989
----------------------------------------------------------------------------------------------------------------------------
            Balance at end of year                  (831)          (29,703)    (1,077)        (31,534)    (871)      (25,016)
----------------------------------------------------------------------------------------------------------------------------
                                                  86,402        $1,584,364     86,167      $1,482,642   86,381    $1,391,886
============================================================================================================================

See accompanying notes.

                                     II-20                                    45

Consolidated Financial Statements                                                   Sonat Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           (In Thousands)
Years Ended December 31,                                                       1996              1995             1994
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                               $   201,189       $   192,888   $    141,407
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                                 288,192           298,714        257,759
      Deferred income taxes                                                     71,442            25,165          1,607
      Equity in earnings of unconsolidated affiliates, less distributions      (23,040)          (34,265)       (31,740)
      Gain on sale of stock of subsidiary and net loss
         on disposal of assets                                                  (3,377)         (144,969)        (3,554)
      Reserves for regulatory matters                                         (167,154)           (1,545)        62,542
      Gas supply realignment costs                                             187,929           (38,223)        18,736
      Funding of gas supply realignment cost liability                           -               (42,330)         -
      Natural gas purchase contract settlement costs                             -                 -             18,535
      Change in:
         Accounts receivable                                                  (250,221)          (72,610)          (837)
         Inventories                                                            (6,544)            2,766          3,174
         Accounts payable                                                      212,470            85,516         15,368
         Accrued interest and income taxes, net                                 28,490           (29,379)       (46,758)
         Other current assets                                                  (19,019)            2,332         (5,206)
         Other current liabilities                                               4,567           (16,508)       (18,072)
      Other                                                                    (24,326)          (43,218)        97,671
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             500,598           184,334        510,632
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Plant, property and equipment additions                                     (509,534)         (487,564)      (448,314)
  Net proceeds from sale of subsidiary stock and disposal of assets             49,256           592,838         18,832
  Investments in unconsolidated affiliates and other                           (22,209)          (12,959)      (171,660)
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                  (482,487)           92,315       (601,142)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt                                     855,776         3,103,000      4,448,000
  Payments of long-term debt                                                  (718,877)       (3,296,565)    (4,327,835)
  Changes in short-term borrowings                                             (60,870)           18,900         87,154
-----------------------------------------------------------------------------------------------------------------------
    Net changes in debt                                                         76,029          (174,665)       207,319
  Dividends paid                                                               (93,140)          (93,090)       (94,051)
  Other                                                                         (8,650)           19,264        (24,449)
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                   (25,761)         (248,491)        88,819
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            (7,650)           28,158         (1,691)
Cash and Csh Equivalents at Beginning of Year                                   37,289             9,131         10,822
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $    29,639       $    37,289   $      9,131
=======================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash Paid For:
  Interest (net of amount capitalized)                                     $    67,874       $    81,900   $     80,310
  Income taxes, net                                                             (5,694)           96,455         44,061
=======================================================================================================================

See accompanying notes.

46                                   II-21

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

(1)  BUSINESS DESCRIPTION AND
     SIGNIFICANT ACCOUNTING POLICIES

Business Description - The Consolidated Financial Statements of Sonat Inc. (Sonat) and its subsidiaries (the Company) reflect operations in the Exploration and Production, Natural Gas Transmission, and Energy Marketing segments. The Exploration and Production segment is engaged in exploration, development and production of domestic oil and natural gas. The Natural Gas Transmission segment is primarily engaged in the interstate transmission of natural gas. The Energy Marketing segment is primarily engaged in the marketing of natural gas and electric power. For further description of business segments, see Note 12. For a description of financial instruments, credit risk and contingencies, see Notes 3 and 9.

        Principles of Consolidation - The Consolidated Financial Statements include the accounts of Sonat and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates owned 50 percent or less. Certain amounts in the 1995 and 1994 Consolidated Financial Statements have been reclassified to conform with the 1996 presentation.

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

        Inventories - At December 31, 1996, inventories consist primarily of materials and supplies and gas stored underground that are carried at cost.

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

        Derivative Financial Instruments - The Company follows hedge accounting for changes in the market value of derivative financial instruments. (See Note 3.) Gains and losses are included in deferred liabilities or assets, respectively, until they are recognized in operating revenue when the hedged transaction is recorded. If the derivative instrument ceases to qualify as a hedge for accounting purposes, the associated gain or loss is immediately recognized and included as a component of Other Income (Loss), Net in the Consolidated Statements of Income. Cash flows from hedging activities are recognized in the same section of the Consolidated Statements of Cash Flows as the hedged transaction.

        Environmental Expenditures - The Company provides for environmental liabilities when environmental assessments and/or remediation are probable and such costs to the Company can be reasonably estimated. Accruals for environmental remediation liabilities are not material and have not been discounted.




                                    II-22                                     47

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


(1)  BUSINESS DESCRIPTION AND
     SIGNIFICANT ACCOUNTING POLICIES  (continued)

        Stock-Based Compensation - The Company follows the provisions of Accounting Principles Board Opinion (APB) No. 25 for its stock-based compensation awards (see Note 10).

        Issuance of Stock by Subsidiary - The Company follows an accounting policy of income statement recognition for issuances of stock by a subsidiary.

        Minority Interest - Minority interest in net income of subsidiaries is included as a component of Other Income (Loss), Net in the Consolidated Statements of Income.

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

(2)  CHANGES IN OPERATIONS

Sonat Marketing Company L.P. (Sonat Marketing) was formed in September 1995 and is jointly owned by the Company and a subsidiary of AGL Resources Inc. Sonat's wholly owned subsidiary, Sonat Marketing Company, contributed all of its assets and liabilities except $32.0 million of accounts receivable and Atlanta Gas Light Company, another subsidiary of AGL Resources, contributed $32.0 million in cash to Sonat Marketing in exchange for a 35 percent ownership interest.
AGL Resources has certain rights to resell to the Company is interest in Sonat Marketing, including a right until August 31, 2000, to receive the greater of fair market value or a formula price. The pretax gain on the transaction of approximately $23.4 million, which is included in Other Deferred Credits in the Consolidated Balance Sheet, has been deferred.

        In June 1995, the Company sold back to Baker Hughes Incorporated for $167.0 million the four million shares of Baker Hughes convertible perferred stock that the Company received as partial consideration for its sale of Teleco Oilfield Services Inc. to Baker Hughes in 1992. The sale resulted in an after-tax loss of $8.2 million, or $.09 per share.

        In July 1995, the Company made a capital contribution of its remaining shares of Sonat Offshore Drilling Inc.'s common stock to Sonat Exploration Company. On July 26, 1995, Sonat Exploration sold in an underwritten public offering these shares of Sonat Offshore common stock at $30.25 per share. The net proceeds after underwriters' discounts and commissions were $326.0 million, which resulted in a pretax gain of $188.0 million. The Company realized an after-tax gain of $110.1 million, or $1.27 per share, on the transaction.

        In April 1995, Sonat Power Marketing Inc. was formed to market electric power. In the second quarter of 1996, AGL Resources acquired a 35 percent ownership interest in Sonat Power Marketing L.P., to which Sonat Power Marketing Inc. contributed all of its assets and liabilities. The transaction resulted in a $.5 million pretax gain, which is included in Other Income, Other in the Consolidated Statements of Income.

(3) FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company uses futures contracts, options and oil and natural gas price swap agreements to hedge its commodity price risk. Gains or losses experienced on hedging transactions are offset by the related gains or losses recognized on the sale of the commodity. Sonat Marketing performs all hedging activity for both its own account and for the account of Sonat Exploration. The financial results of any hedging activity for Sonat Exploration's account are passed through to Sonat Exploration. Prior to 1997, Sonat Marketing has used derivatives to hedge only physical transactions. In 1997 Sonat Marketing intends to engage in derivative transactions to meet its customer needs, subject to policies that limit the aggregate value at risk and mark to market positions of its trans-

48                                  II-23
actions and that require it to run substantially balanced books within these defined trading limits.

        Futures - Natural gas and oil futures contracts are traded on the New York Mercantile Exchange (NYMEX). Natural gas contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Oil futures are for fixed units of 1,000 barrels and are available for up to 34 months in the future. NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets (the margin) with a broker at the time the contract is initiated. Brokers mark open positions to market daily and require additional assets to be maintained on deposit when significant unrealized losses are experienced or allow deposits to be reduced when unrealized gains are experienced. At December 31, 1996, the Company had net deposits of $22 million with brokers for margin calls, included in other current assets on the Consolidated Balance Sheet, of which $12.5 million was for Sonat Marketing's account and $9.5 million for Sonat Exploration's account.

         Sonat Marketing uses natural gas futures contracts to reduce exposure to price risk when gas is not bought and sold simultaneously. Sonat Exploration uses futures contracts to lock in the price for portions of its expected future natural gas production when it believes that prices are at acceptable levels.

         At December 31, 1996, Sonat Marketing and Sonat Exploration had the following open futures positions:

                                    Open               Deferred Gain
                                 Contracts               or (Loss)
                               ------------            -------------
                               Long (Short)            (In Thousands)
------------------------------------------------------------------------
Natural Gas Futures:
  For Marketing's account          1,303                  $  4,535
  For Exploration's account       (2,512)                  (10,053)
------------------------------------------------------------------------
    Total                         (1,209)                 $ (5,518)
========================================================================
Oil Futures:
  For Marketing's account             -                         -
  For Exploration's account       (1,290)                   (3,379)
------------------------------------------------------------------------
    Total                         (1,290)                 $ (3,379)
========================================================================

       The above contracts will mature over 1997 and 1998.

       Swaps - Price swap agreements call for one party to make monthly payments to (or receive payments from) another party based upon the differential between a fixed and a variable price (fixed-price swap) or two variable prices (basis swap) for a notional volume specified by the contract. Sonat Marketing uses swaps to lock in a margin on its gas transactions or to hedge exposure on swap agreements with Sonat Exploration. Sonat Exploration uses swap agreements to hedge exposure to changes in spot-market prices on the amount of production covered in the agreement.

       During 1996, Sonat Exploration had one oil price swap agreement and several gas price swap agreements in place. Starting in January 1997, Sonat Exploration has hedged various portions of its 1997 through 2000 production of oil and gas by entering into fixed price swaps with Sonat Marketing. Marketing has then hedged its risk from entering into these swaps by putting on futures positions and entering into offsetting swaps with third parties with aggregate volumes equal to its swaps with Sonat Exploration.

       At December 31, 1996, Sonat Marketing and Sonat Exploration had the following open swap positions:

                                Number of          Fair
                               Agreements         Value                   Duration
------------------------------------------------------------------------------------------
                                               (In Thousands)
Natural Gas Swaps:
    For Marketing's
        account                    75            $     17             1 month - 5 years
    For Exploration's
        account                    34             (31,389)            1 year - 3 years
--------------------------------------------------------------
                                  109            $(31,372)
==========================================================================================

       Options - Options can be exchange traded on the NYMEX or traded over the counter. Exchange traded options give the owner the right but not the obligation to a futures contract. Over the counter options give the owner the right but not the obligation to buy or sell an underlying commodity at a given price. At December 31, 1996, Sonat Marketing had only over the counter options.

       In order to meet the requirements of certain gas purchase agreements, Sonat Marketing has purchased puts of 33 TBtu and sold calls of 26 TBtu with a counterparty at zero cost.



                                     II-24                                  49

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


(3)  FINANCIAL INSTRUMENTS (Continued)

Marketing also has sold puts for notional volumes of 5.5 TBtu. At December 31, 1996, the market value of these options was $1.9 million unfavorable.

       Credit Risk - Due to changes in market conditions the value of swaps and options can change in relation to their value to the Company. At December 31, 1996, the market value of the Company's in-the-money swaps was $3.6 million. The credit risk resulting from in-the-money swaps is monitored on a regular basis. Sonat Marketing has established policies and procedures to evaluate potential counterparties for credit worthiness before entering into over the counter swap and option agreements.

Financial Risk

On January 22, 1996, Southern Natural Gas Company (Southern) entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base 10 year treasury rate for this future borrowing was hedged at approximately 5.78 percent on a notional amount of $97.0 million. In September 1996, due to revised expectations of external financing requirements, 50 percent of the forward rate agreement was liquidated resulting in a gain of $3.9 million. At December 31, 1996, the fair market value of the remaining $48.5 million notional amount of this agreement was approximately $2.0 million.

Other Financial Instruments

The carrying amounts and fair values of the Company's financial instruments, other than derivatives, are as follows:


                                   (In Thousands)
December 31, 1996         Carrying Amounts     Fair Value
---------------------------------------------------------------
Cash and Cash Equivalents     $29,639           $29,639
Investment in Debt Securities  42,058            43,337
Gas Supply Realignment Costs   11,144            11,144
Unsecured Notes               158,030           158,030
Long-Term Debt                925,962           963,026
---------------------------------------------------------------

                                      (In Thousands)
December 31, 1995            Carrying Amounts  Fair Value
----------------------------------------------------------------
Cash and Cash Equivalents     $ 37,289          $ 37,289
Investment in Debt Securities   38,944            39,098
Gas Supply Realignment Costs   199,073           199,073
Unsecured Notes                218,900           218,900
Long-Term Debt                 789,063           862,123
----------------------------------------------------------------

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for balance sheet financial instruments:

        Cash and cash equivalents, gas supply realignment (GSR) costs and unsecured notes - The carrying amount reported in the Consolidated Balance Sheets approximates its fair value.

        Investment in debt securities - The fair values for marketable debt securities are based on quoted market prices.

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

        The Company's cash equivalents and short-term investments represent securities placed with various high investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

Accounts receivable of the Exploration and Production segment are primarily from joint-interest partners, oil and gas marketing companies and pipeline companies. A majority of its revenues are from Sonat Marketing, which is headquartered in the Southeast. Accounts receivable of the Natural Gas Transmission segment relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers and interstate pipeline companies in the Southeast. Accounts receivable of the Energy Marketing segment relate to trading with other marketing companies,


50                              II-25

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

industrial end users and local distribution companies, with primary concentration in the Gulf Coast, Southeastern, Northeastern and Midwestern markets.

         The Company performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers. Accounts receivable are stated net of valuation allowances of $9.7 million in 1996 and $10.2 million in 1995.

(4)  INVENTORIES

The table below shows the values of various categories of the Company's inventories by segment.

                                     (In Thousands)
December 31,                     1996             1995
------------------------------------------------------------
Exploration and Production:
     Materials and supplies     $ 2,358         $ 2,311
Natural Gas Transmission:
     Materials and supplies      24,197          21,625
Energy Marketing:
     Gas stored underground       3,938              19
Other                                 7               1
------------------------------------------------------------
                                $30,500         $23,956
============================================================


(5)  UNCONSOLIDATED AFFILIATES

At December 31, 1996, the Company's investments in unconsolidated affiliates totaled $414.6 million, and the Company's share of underlying equity in net assets of the investees was $471.6 million. The difference is primarily due to the excess over cost of the Company's share of the underlying equity in net assets of Citrus Corp., which is being amortized over the depreciable life of Citrus' assets. Through December 31, 1996, the Company's cumulative equity in earnings of these unconsolidated affiliates was $286.7 million and cumulative dividends received from them totaled $164.5 million.

         The following table presents the components of equity in earnings of unconsolidated affiliates:




                                                   (In Thousands)
Years Ended December 31,                    1996         1995        1994
-----------------------------------------------------------------------------
Company's Share of
    Reported Earnings (Losses)

    Exploration and
        Production                       $   408       $   615    $    245
-----------------------------------------------------------------------------
    Natural Gas Transmission:
        Citrus Corp. (including
          $1,383,000 of  amorti-
          zation of basis
          difference in each year)        22,902        28,196      28,937
        Bear Creek Storage                10,184         9,596       8,954
        Other                               (554)         (239)        (60)
-----------------------------------------------------------------------------
                                          32,532        37,553      37,831
-----------------------------------------------------------------------------
    Energy Marketing                           9            (5)       (151)
-----------------------------------------------------------------------------
    Other:
        Sonat Offshore Drilling               -          6,734       5,049
        Other                              1,262         1,361       1,345
-----------------------------------------------------------------------------
                                           1,262         8,095       6,394
-----------------------------------------------------------------------------
                                         $34,211       $46,258     $44,319
=============================================================================

         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus, the parent company of Florida Gas Transmission Company. A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized financial information for Citrus:


                                   (In Thousands)
Years Ended December 31,   1996        1995      1994
-----------------------------------------------------------
Revenues                $ 769,335    $682,387  $477,462
Expenses (Income):
  Natural gas cost        428,842     362,635   294,670
  Operating expenses       94,573      94,647    71,871
  Depreciation and
    amortization           83,563      81,227    63,737
  Allowance for funds
    used during
    construction              153     (42,804)  (98,269)
  Interest and other       91,926      99,238    55,857
  Income taxes             27,240      33,818    34,487
-----------------------------------------------------------
Income Reported         $  43,038    $ 53,626  $ 55,109
===========================================================

                                    II-26                                     51

                            (In Thousands)
December 31,               1996        1995
-----------------------------------------------------------
ASSETS
  Current              $  107,045  $  107,429

  Net transmission
    plant and property  2,362,038   2,401,847
  Other                    96,069      72,272
-----------------------------------------------------------
                       $2,565,152  $2,581,548
===========================================================

LIABILITIES AND EQUITY
  Current              $  211,228  $  187,279

  Long-term debt and
    other liabilities   1,544,184   1,627,567
  Stockholders' equity    809,740     766,702
-----------------------------------------------------------
                       $2,565,152  $2,581,548
===========================================================


        Florida Gas' Phase III expansion, which began in 1994, was completed during February 1995, resulting in a significant increase in revenues and costs and a decrease in allowance for funds used during construction in 1995.

        The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                          (In Thousands)
Years Ended December 31,       1996            1995          1994
-----------------------------------------------------------------------
Revenues                     $36,258         $36,167       $35,655
Expenses:
  Operating expenses           4,817           5,408         5,303
  Depreciation                 5,415           5,399         5,396
  Other expenses, net          5,657           6,167         7,048
-----------------------------------------------------------------------
Income Reported              $20,369         $19,193       $17,908
=======================================================================



                                      (In Thousands)
December 31,                       1996           1995
-----------------------------------------------------------------------
ASSETS
  Current                        $  7,205        $  7,438
  Net plant and property          154,388         159,348
  Other                               338             434
-----------------------------------------------------------------------
                                 $161,931        $167,220
=======================================================================

LIABILITIES AND EQUITY
  Current                        $  8,525        $  8,554
  Long-term debt and
    other liabilities              55,729          62,658
  Participants' equity             97,677          96,008
-----------------------------------------------------------------------
                                 $161,931        $167,220
=======================================================================

        In 1995 Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21.0 million each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.

(6) PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION

Plant, property and equipment, by business segment, is shown in the following table:

                                     (In Thousands)
December 31,                       1996          1995
---------------------------------------------------------------
Exploration and Production      $2,579,740   $2,436,283
Natural Gas Transmission         2,422,845    2,315,002
Energy Marketing                    11,508        6,772
Other                               70,190       64,822
---------------------------------------------------------------
                                $5,084,283   $4,822,879
===============================================================



52                                  II-27

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

      Plant, property and equipment includes construction work in progress of $108.0 million and $43.6 million at December 31, 1996 and 1995, respectively. Plant, property and equipment also includes $124.8 million and $130.2 million of gas stored underground at December 31, 1996 and 1995, respectively.

      The accumulated depreciation, depletion and amortization amounts, by business segment, are as follows:

                                     (In Thousands)
December 31,                   1996             1995
---------------------------------------------------------------
Exploration and Production  $1,075,016      $1,008,815
Natural Gas Transmission     1,539,983       1,504,086
Energy Marketing                 3,143           1,449
Other                           32,277          30,970
---------------------------------------------------------------
                            $2,650,419      $2,545,320
===============================================================

        The annual depreciation rates or useful productive lives, by business segment, are as follows:

                                     1996            1995            1994
--------------------------------------------------------------------------------
Natural Gas Transmission:
  Mainline transmission
    property                         2.0%            2.8%            2.8%
  Gas supply                         4.4%            4.4%            4.4%
  Gas gathering                      2.8%            2.8%            2.8%
  Underground storage
    facilities                       3.3%            3.3%            3.3%
  Liquefied natural
    gas facilities                   3.2%            3.2%            3.2%
Other                                2-25 yrs.       3-20 yrs.       5-20 yrs.
================================================================================

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

        Primarily due to downward reserve revisions for certain properties in its 1995 year-end reserve report, the Company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, reevaluated the recorded value of its oil and gas assets. Based on this evaluation, the Company determined that assets with a net book value of $98 million were impaired and therefore adjusted their fair value by an estimate of future net cash flows discounted at a market rate of interest. This $23.0 million impairment adjustment is included in Depreciation, Depletion and Amortization in the 1995 Consolidated Statement of Income.


                                      II-28                                  53

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


(7) DEBT AND LINES OF CREDIT

Long-Term Debt - Long-term debt consists of:


                                                                                                          (In Thousands)
December 31,                                                                                            1996           1995
------------------------------------------------------------------------------------------------------------------------------
Sonat Inc.
  Revolving Credit Agreement at rates based on prime, international or money-market lending rates (an effective rate of 5.76% at December 31, 1996)
    expiring on June 30, 2001                                                                         $155,000       $      --
  6 7/8% Notes due June 1, 2005                                                                        200,000         200,000
  9 1/2% Notes due August 15, 1999                                                                     100,000         100,000
  8.65% Notes due through July 29, 1997                                                                  9,286          18,572
  9.41% Notes due July 29, 1997                                                                         35,000          35,000
  9% Notes due May 1, 2001                                                                             100,000         100,000
  8.24% Senior Notes due through December 31, 2000                                                       8,400          10,900
Southern Natural Gas Company
  7.85% Notes due January 15, 2002                                                                     100,000         100,000
  8 5/8% Notes due May 1, 2002                                                                         100,000         100,000
  8 7/8% Notes due February 15, 2001                                                                   100,000         100,000
South Georgia Natural Gas Company
  9.85% Term Loan due through December 31, 1997                                                            880           1,760
  7.80% Term Loan due through December 31, 1997                                                            400             800
Southern LNG Inc.
  Promissory Note (an effective rate of 6.75% at December 31, 1996 and 1995) due through April 1999     15,000          20,000
Capital Leases and Other                                                                                 1,996           2,031
------------------------------------------------------------------------------------------------------------------------------
Total Outstanding                                                                                      925,962         789,063
Less Long-Term Debt Due Within One Year                                                                 53,707          18,750
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $872,255       $ 770,313
==============================================================================================================================



Annual maturities of long-term debt at December 31, 1996, are as follows:

Years                 (In Thousands)
------------------------------------
1997                    $ 53,707
1998                       7,306
1999                     107,315
2000                       2,223
2001                     355,233
2002-2005                400,178
------------------------------------
                        $925,962
====================================

        Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. During 1996, $855.0 million was borrowed and $700.0 million was repaid under the revolving credit agreement, resulting in $155.0 million outstanding at December 31, 1996, at a rate of 5.76 percent.

        Unsecured Notes - Loans outstanding under all short-term credit facilities are for a duration of less than three months. Sonat and Southern have available short-term lines of credit of $200.0 million and $50.0 million, respectively, for a period of 364 days. Borrowings are available through May 27, 1997, and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1996 and 1995, Sonat had $21.0 million and $8.9 million outstanding, respectively, at rates of 6.90 percent and 6.68 percent, respectively. At December 31, 1996 and 1995, no amounts were outstanding under Southern's agreement.

        Sonat had $137.0 million and $210.0 million, respectively, in commercial paper outstanding at average rates of 5.76 percent and 6.12 percent at December 31, 1996 and 1995, respectively.


54                                   II-29

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------


(8) INCOME TAXES

An analysis of the Company's income tax expense (benefit) is as follows:

                                                     (In Thousands)
Years Ended December 31,                  1996            1995            1994
--------------------------------------------------------------------------------
Current:
  Federal                               $17,652         $71,871         $ 4,619
  State                                   4,021          (2,043)         10,930
--------------------------------------------------------------------------------
                                         21,673          69,828          15,549
--------------------------------------------------------------------------------
Deferred:
  Federal                                66,051          21,936          13,188
  State                                   5,391           3,229         (12,925)
--------------------------------------------------------------------------------
                                         71,442          25,165             263
--------------------------------------------------------------------------------
Income Tax Expense                      $93,115         $94,993         $15,812
================================================================================

        Net deferred tax liabilities are comprised of the following:

                                             (In Thousands)
December 31,                              1996            1995
----------------------------------------------------------------
Deferred Tax Liabilities:
  Depreciation                          $330,047        $294,789
  GSR and other transition costs              --          26,052
  Inventories                             11,572          11,572
  Other                                    6,372           6,264
----------------------------------------------------------------
    Total deferred tax liabilities       347,991         338,677
----------------------------------------------------------------
Deferred Tax Assets:
  GSR and other transition costs          13,228              --
  Revenue reserves                         4,681          74,876
  Employee benefits                       11,897          11,084
  Other accounting accruals               16,705          20,763
  Other                                   16,916          18,832
----------------------------------------------------------------
    Total deferred tax assets             63,427         125,555
----------------------------------------------------------------
Net Deferred Tax Liabilities            $284,564        $213,122
================================================================

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

        Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                     (In Thousands)
Years Ended December 31,                  1996            1995           1994
--------------------------------------------------------------------------------
Income Tax Expense at
  Statutory Federal
  Income Tax Rates                      $103,006        $100,758       $ 55,027
Increases (Decreases)
  Resulting From:
    State income taxes, net
      of federal income
      tax benefit                          6,118             771         (3,634)
    Non-conventional
      fuel tax credits                    (9,465)        (11,380)       (14,217)
    Refunds and
      adjustment of
      accrued tax position                   880          14,639         (7,881)
    Dividend exclusion                    (6,413)        (11,248)       (12,440)
    Other                                 (1,011)          1,453         (1,043)
--------------------------------------------------------------------------------
Income Tax Expense                      $ 93,115        $ 94,993       $ 15,812
================================================================================

(9) COMMITMENTS AND CONTINGENCIES

Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At December 31, 1996, Southern's rates are established by the Customer Settlement and a FERC order effective for parties contesting the Customer Settlement and are not subject to refund (see discussion below).

        Customer Settlement - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring or have incurred certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or


                                     II-30                                  55

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


9       COMMITMENTS AND CONTINGENCIES (continued)

termination of, or purchases of gas at above-market prices under, existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs.

        In an order issued on September 29, 1995, (the Settlement Order) the FERC approved a comprehensive settlement (the Customer Settlement) that is effective as to all Southern's customers, except one customer representing approximately 2 percent of the firm transportation capacity on Southern's system. The Customer Settlement resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996, the Settlement became final and Southern credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $163.9 million. Southern implemented reduced settlement rates effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999. The Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of December 31, 1996, and 50 percent of future GSR costs that Southern may incur thereafter, which future costs the Company believes will not be material to its financial position or results of operations.

        Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the one remaining contesting party concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material to the Company's financial position or results of operations even if such issues were determined adversely to Southern. The contesting party, and one other entity that may potentially compete with Southern in providing storage services, have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on appeal.

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

        Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm (Dth), calculated on a 100 percent load factor basis, effective January 1, 1997. The


56                                   II-31

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------


settlement is supported by the staff of the FERC and one of two groups of active intervenors but is opposed by the complainant shippers. By order dated February 7, 1997, the Presiding Administrative Law Judge certified the settlement to the FERC Commissioners. Sea Robin is unable to predict the outcome of this proceeding, but, if the proposed settlement is not approved and a hearing is held, any reduction in Sea Robin's rates can be implemented only on a prospective basis and any such change is not expected to be material to the Company's financial position or results of operations.

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

        Rental expense for all operating leases from continuing operations is summarized below.

Rental Expense


                                                     (In Thousands)
Years Ended December 31,                  1996            1995            1994
--------------------------------------------------------------------------------
Non-Affiliated
        Operating Leases                $18,149         $18,152         $18,709
Affiliated Operating Leases               3,680           3,635           3,669
--------------------------------------------------------------------------------
                                        $21,829         $21,787         $22,378
================================================================================

        At December 31, 1996, future minimum payments for non-cancelable operating leases for the years 1997 through 2001 are $9 million or less per year. Future minimum rentals to be received under subleases for the years 1997 through 2001 are approximately $1 million per year.

10      CAPITAL STOCK AND STOCK-BASED COMPENSATION

Per share prices of the Company's common stock, based on the New York Stock Exchange listing of composite transactions, and dividends paid per common share for the last two years are summarized below.

Price Range and Dividends Paid Per Common Share


                                                (Unaudited)
Quarter                               1996                    1995
--------------------------------------------------------------------------------
Price Range High-Low
  First                         $37 1/4 - 31 1/8        $30 3/8 - 26
  Second                         45 3/8 - 36 1/8         33     - 29 3/4
  Third                          47 1/2 - 41             33 1/2 - 29 1/4
  Fourth                         54 3/4 - 44 1/8         36 1/4 - 27 3/4
================================================================================
Dividends Paid
  First                         $            .27         $           .27
  Second                                     .27                     .27
  Third                                      .27                     .27
  Fourth                                     .27                     .27
--------------------------------------------------------------------------------
                                $           1.08         $          1.08
================================================================================
Shareholders of
  Record at Year-End                      12,020                  12,928
================================================================================

        The Company had no restrictions on the payment of dividends at December 31, 1996.

        The Company has a Preference Share Rights Plan designed to protect the interest of stockholders in the event of a hostile attempt to take over the Company and to make it more difficult for a person to gain control of the Company in a manner or on terms not approved by the Board of Directors. The plan provides for the issuance of one right with respect to each outstanding share of common stock. The rights issued under the plan are redeemable at any time by the Company before their expiration on February 3, 2006, unless certain triggering events have occurred. The rights outstanding under the plan are exercisable for one one-hundredth of a share of Series A Participating Preference Stock, par value $1.00, with each share having substantially the rights and preferences of 100 shares of common stock. As of December 31, 1996, 1,000,000 shares of Series A Participating Preference stock were reserved for issuance under this plan.

                                     II-32                                  57

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
10      CAPITAL STOCK AND STOCK-BASED COMPENSATION
        (continued)

        Executive Award Plan - The Company has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. Commencing in November 1995, the Company has issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control (limited SARs). In November 1995, the Company also issued limited SARs to certain key employees with respect to all of their then outstanding options. No other SARs have been issued since 1990. At December 31, 1996, 249,334 SARs relating to the earlier periods were outstanding. All options granted since December 1992 have 10-year terms and vest and become fully exercisable at the end of 5 years of continued employment. Options issued after 1992 also contain an acceleration provision dependent upon a specified increase in the Company's stock price. Options granted prior to December 1992 vested over three years and had no accelerated vesting provisions. The Company issued 97,000 shares of restricted stock with a $52 market value to employees during 1996 and 35,700 shares with a $32.19 market value during 1995. At December 31, 1996, 104,498 of the 451,700 cumulative restricted shares issued have vested. A new plan was authorized during 1995 which made an additional four million shares available for issuance.

     The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date for variable stock option awards and restricted stock grants. No compensation expense is recognized for options Sonat issued after 1990 because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     Stock-based compensation decreased pretax income by $13.2 million in 1996 and $7.9 million in 1995 and increased pretax income by $1.2 million in 1994.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: interest rates (zero-coupon U.S. government issues with a remaining life of six years) of 6.10 percent and 5.68 percent; dividend yields of 2.35 percent and 3.35 percent; volatility factors of the expected market price of the Company's common stock of .255 and .192; and a weighted-average expected life of the options of six years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



58                                  II-33

                                                   Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------


        The Company's pro forma information follows:

                                                 (In Thousands,
                                            Except Per-Share Amounts)
Years Ended December 31,                  1996                    1995
--------------------------------------------------------------------------------
Net Income
  As reported                           $201,189                $192,888
  Pro forma                              198,522                 192,843

Earnings Per Share
  As reported                           $   2.33                $   2.24
  Pro forma                                 2.30                    2.24
--------------------------------------------------------------------------------

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is five years for both awards. However, since all of the 1995 stock option grants vested under an accelerated vesting clause in 1996, the entire remaining cost for that award is reflected in 1996. Because the Company's stock options vest generally over five years and additional awards are typically made each year, the above pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years.
        A summary of the Company's stock option activity and related information follows:


Years Ended December 31,                                   1996                         1995                       1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                Weighted-Avg.              Weighted-Avg.               Weighted-Avg.
                                                   Options     Exercise Price   Options   Exercise Price  Options     Exercise Price
                                                  ----------------------------------------------------------------------------------
Outstanding - Beginning of Year                    4,578,600     $  25.24     4,358,820     $  23.52     3,518,595      $  22.07
Granted                                              633,700        52.00       682,300        32.25       990,700         27.94
Exercised                                         (1,013,954)       21.58      (450,020)       19.06      (122,842)        18.96
Forfeited                                            (20,120)       31.81       (12,500)       27.33       (27,633)        18.55
------------------------------------------------------------------------------------------------------------------------------------
Outstanding - End of Year                          4,178,226        30.16     4,578,600        25.24     4,358,820         23.52
====================================================================================================================================
Exercisable - End of Year                          3,544,526        26.26     2,566,520        21.55     2,637,880         20.07
====================================================================================================================================
Shares Authorized for Future Grants                3,597,100                  4,230,800                    946,023
====================================================================================================================================
Fair Value of Options Granted During the Year     $    14.87                 $     6.33                       --
====================================================================================================================================

The following table summarizes information about stock options outstanding at December 31, 1996:


                                          Options Outstanding                                   Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
Range of Exercise    Number Outstanding   Weighted Avg. Remaining     Weighted-Avg.          Number            Weighted-Avg.
     Prices             12/31/96             Contractual Life        Exercise Price   Exercisable 12/31/96    Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
$ 13.625 - $17.4375      536,051                    4.1                  $15.76              536,051             $ 15.76
$ 21.125 - $29.125     1,555,205                    6.5                   25.45            1,555,205               25.45
$ 30.00  - $32.25      1,453,270                    7.8                   30.99            1,453,270               30.99
$ 52.00                  633,700                    9.9                   52.00                    -               52.00
-----------------------------------------------------------------------------------------------------------------------------
                       4,178,226                                                           3,544,526
=============================================================================================================================

     Directors Restricted Stock Plan - The Company has a Restricted Stock Plan for non-employee members of the Board of Directors of the Company. Full rights vest over a maximum of five years. The Company issued no shares during 1996 and 967 shares during 1995 with a market value of $28.50 per share. At December 31, 1996, 28,260 of the 37,460 cumulative shares granted have vested.

     Treasury Stock - The Company has a stock repurchase program in effect through the end of 1997, which authorizes the purchase of approximately one million shares of the Company's common stock. Shares purchased are being reissued in connection with employee stock options and restricted stock programs.

     Serial Preference Stock - At December 31, 1996 and 1995, there were 10,000,000 shares of $1.00 par value Serial Preference Stock authorized, with none issued.

                                     II-34                                  59

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------



11      RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

Retirement Plans - Sonat has a trusteed, non-contributory, tax qualified defined benefit retirement plan (the Retirement Plan) covering substantially all employees of the Company. A supplemental benefit plan (the Supplemental Plan) that provides retirement benefits in excess of those allowed under the Company's tax qualified retirement plan is also in effect for the Company. Benefits under the plans are based on a combination of years of service and a percentage of compensation. Benefits vest after a period of five years.

     The Company determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. Amounts are being placed in a trust established to provide benefits under the Supplemental Plan. However, this trust is not subject to any funding requirements. At December 31, 1996, this trust had assets with a fair market value of $37.5 million available to pay benefits. These assets are not considered plan assets under SFAS No. 87, Employers' Accounting for Pensions.

     The Company's net periodic pension (income) cost consists of the following components:


                                                   (In Thousands)
Years Ended December 31,                  1996           1995             1994
-------------------------------------------------------------------------------
Service Cost -Benefits
        Earned during the Period       $  8,818        $  5,756        $  6,256
Interest Cost on Projected
        Benefit Obligation               26,550          25,822          24,407
(Gain) Loss on Assets                   (46,475)        (97,687)         11,982
Net Amortization
        and Deferral                      7,945          61,307         (49,397)
--------------------------------------------------------------------------------
                                       $ (3,162)       $ (4,802)       $ (6,752)
================================================================================


     The following table sets forth the assets and liabilities of the plans and the amount of the net pension asset or liability recognized in the Company's Consolidated Balance Sheets:

                                                                                                 (In Thousands)
                                                                                ---------------------------------------------------
                                                                                 Plan with Obligations       Plan with Obligations
                                                                                 Less than Assets (1)       in Excess of Assets (2)
                                                                                      December 31,                  December 31,
                                                                                ---------------------------------------------------
                                                                                  1996           1995           1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
Actuarial Present Value of  Benefit Obligations:
      Vested benefit obligations                                               $ 281,818      $ 282,993      $ 26,778      $ 25,552
      Non-vested benefit obligations                                               8,149          8,053           532           514
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated benefit obligations                                            289,967        291,046        27,310        26,066
      Effect of projected future salary increases                                 58,271         54,911        11,277        15,176
-----------------------------------------------------------------------------------------------------------------------------------
      Projected benefit obligations                                              348,238        345,957        38,587        41,242
Plan Assets at Fair Value (3)                                                    461,299        433,574          --            --
-----------------------------------------------------------------------------------------------------------------------------------
Projected Benefit Obligations (in Excess of) or Less than Plan Assets            113,061         87,617       (38,587)      (41,242)
Unrecognized Net (Assets) or Obligations at Transition (4)                       (11,226)       (12,956)          256           307
Unrecognized Net (Gain) Loss (5)                                                 (86,441)       (68,075)        6,763        12,788
Unrecognized Prior Service Cost                                                    4,853          5,320         3,540         3,941
Net Unamortized Deferred Charge from Early
    Retirement Termination Benefits (6)                                            5,966          7,851          --           1,207
Adjustment Required to Recognize Minimum Pension Liability                          --             --            --          (1,861)
-----------------------------------------------------------------------------------------------------------------------------------
Net Pension Asset (Liability) Recognized in the Consolidated Balance Sheets       26,213      $  19,757      $(28,028)     $(24,860)
===================================================================================================================================

(1)  The Retirement Plan.
(2)  The Supplemental Plan.
(3) Plan assets consist primarily of debt and equity securities, and investments in equity index and foreign index funds.
(4) Amortization periods for unrecognized net (asset) or obligation at transition are 16.5 years for the Retirement Plan and 15 years for the Supplemental Plan.
(5) Amortization periods for unrecognized net (gain) loss are approximately 16 years for the Retirement Plan and 16.4 and 14.2 years for the Supplemental Plan for 1996 and 1995, respectively.
(6) Amortization periods for early retirement termination benefits are 10 years for the Retirement Plan and five years for the Supplemental Plan.

60                                     II-35

                                                    Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

     No amount of additional minimum liability is required for 1996 under the provisions of SFAS No. 87. The amount of additional minimum liability required for 1995 was $1.9 million.

     The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:


Years Ended December 31,                       1996     1995    1994
--------------------------------------------------------------------
Weighted Average Discount Rate                  7.0%    7.0%    8.5%
Long-Term Rate of Return                        9.5%    9.5%    8.5%
Increase in Future Compensation
        Levels (Composite Rate):
             Retirement and
                   Supplemental Plans           5.0%    5.5%    5.5%
=====================================================================

     Other Postemployment Benefits - The Company has plans that provide for postretirement health care and life insurance benefits to substantially all of its employees when they retire. The Company accrues the cost of postretirement health care and life insurance benefits within the employees' active service periods. The Company has elected to amortize the transition obligation over a 20-year period.

     The annual net periodic cost for postretirement health care and life insurance benefits consists of the following components:


                                      (In Thousands)
Years Ended December 31,     1996         1995           1994
--------------------------------------------------------------
Service Cost              $  2,161      $  1,672      $  1,843
Interest Cost                6,387         7,409         7,051
Return on Plan Assets       (3,922)       (3,398)         (428)
Net Amortization
        and Deferral         5,535         5,546         3,200
--------------------------------------------------------------
                          $ 10,161      $ 11,229      $ 11,666
==============================================================

     The Company funds postretirement health care benefits for employees of its regulated subsidiaries in an amount generally equal to the subsidiaries' annual expense. The regulated subsidiaries currently recover their portion of postretirement expense through rates. The Company also funds its Retiree Life Insurance Plan for all its subsidiaries with the amount of funding determined on a year-to-year basis with the objective of having assets equal plan liabilities.


     The following table sets forth the funded status at December 31, 1996 and 1995, for the Company's postretirement health care and life insurance plans:

                                                  (In Thousands)
December 31,                                     1996         1995
--------------------------------------------------------------------
Accumulated Postretirement
        Benefit Obligation:
           Retirees                           $ 63,750      $ 68,353
           Fully eligible active
               plan participants                 5,221         5,446
           Other active plan participants       26,056        23,503
--------------------------------------------------------------------
                                                95,027        97,302
Plan Assets at Fair Value (1)                   32,595        24,352
--------------------------------------------------------------------
Accumulated Postretirement
        Benefit Obligation in
        Excess of Plan Assets                  (62,432)      (72,950)
Unrecognized Transition Obligation              57,544        61,140
Unrecognized Net Gain(2)                       (15,013)       (7,465)
Net Unamortized Deferred Charge
        from Early Retirement
        Termination Benefits                     6,265         8,299
--------------------------------------------------------------------
Accrued Postretirement Benefit Cost           $(13,636)     $(10,976)
====================================================================


(1) Retiree Medical Plan assets are comprised of equity securities, municipal tax exempt bonds and short-term investment funds. Retiree Life Insurance Plan assets are held in a life insurance reserve account, which consists primarily of fixed income securities.
(2) Amortization periods for unrecognized net gain are 15.4 and 15.7 years for 1996 and 1995, respectively.

     The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

Years Ended December 31,         1996     1995     1994
-------------------------------------------------------
Discount Rate                    7.0%     7.0%     8.5%
Long-Term Rate of Return:
     Medical assets              5.5%     5.5%     5.5%
     Life insurance assets       7.5%     7.5%     8.5%
========================================================

     The rate of increase in the per capita costs of covered health care benefits is assumed to be 8 percent in 1997, decreasing gradually to 5 percent by the year 2000. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $12.7 mil-

                                     II-36                                  61

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

11      RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS
        (continued)

lion and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $1.5 million.


12      BUSINESS SEGMENT ANALYSIS

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

     The principal business of the Natural Gas Transmission segment is the transmission of natural gas in interstate commerce. Its transmission systems are located in the Southeastern United States. Transportation service is provided for its distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. It provides transportation service in both its gas supply and market areas. The principal industries served directly by the natural gas transmission's pipeline system and indirectly through its distribution customers' systems include the chemical, pulp and paper, textile, primary metals, stone, clay and glass industries.

     The Energy Marketing segment is engaged primarily in natural gas and electric power marketing for industrial and commercial users, gas distribution companies and gas producers throughout the Gulf Coast, Southeastern, Midwestern and Northeastern United States.

     The Company's results of operations, revenues from major customers, capital expenditures and assets by business segment are shown in the following tables. Intersegment sales are primarily gas sales by the Exploration and Production segment and are priced at market rates. The Company has no foreign operations.

     Operating profit is revenues less operating expenses. In determining operating profit, none of the following items have been included: unallocated general corporate revenues and expenses, interest, dividend and other income, interest expense, income taxes and equity in earnings of unconsolidated affiliates. Minority interest is included in Other Income, Net.



62                                    II-37

                                                    Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------



BUSINESS SEGMENT ANALYSIS

                                                                                 (In Thousands)
Years Ended December 31,                                             1996              1995            1994
--------------------------------------------------------------------------------------------------------------
Revenues:
        Exploration and production                               $   565,654      $   403,488      $   412,750
        Natural gas transmission                                     776,311          661,597          727,179
        Energy marketing                                           2,592,703        1,249,903          942,208
        Other                                                         44,352           37,122            7,585
        Intersegment revenue                                        (584,122)        (361,969)        (353,755)
--------------------------------------------------------------------------------------------------------------
                                                                 $ 3,394,898      $ 1,990,141      $ 1,735,967
==============================================================================================================
Depreciation, Depletion and Amortization:
        Exploration and production                               $   236,419      $   239,167      $   206,842
        Natural gas transmission                                      48,293           52,274           46,576
        Energy marketing                                               1,729              955            2,954
        Other, including depreciation of corporate equipment           1,751            6,318            1,387
--------------------------------------------------------------------------------------------------------------
                                                                 $   288,192      $   298,714      $   257,759
==============================================================================================================
Operating Profit:
        Exploration and production                               $   161,893      $    22,967      $    64,001
        Natural gas transmission                                     165,587          158,329           88,436
        Energy marketing                                              10,184            6,510           11,901
        Other                                                          3,981            2,317            2,852
--------------------------------------------------------------------------------------------------------------
                Operating profit                                     341,645          190,123          167,190
Corporate Expenses, Net                                                 (368)          (1,190)           2,249
--------------------------------------------------------------------------------------------------------------
                Operating income                                     341,277          188,933          169,439
Equity in Earnings (Losses) of  Unconsolidated Affiliates:
                Exploration and production                               408              615              245
                Natural gas transmission                              32,532           37,553           37,831
                Energy marketing                                           9               (5)            (151)
                Other                                                  1,262            8,095            6,394
Other Income, Net                                                      1,609          142,534           16,348
Interest Expense, Net                                                (82,793)         (89,844)         (72,887)
--------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       $   294,304      $   287,881      $   157,219
==============================================================================================================


Revenues from Major Customers

                                               (In Thousands)
Years Ended December 31,               1996         1995         1994
-----------------------------------------------------------------------
Atlanta Gas Light:
        Natural gas transmission     $180,051     $190,209     $250,932
        Energy marketing               54,191       38,342       39,926
-----------------------------------------------------------------------
                                     $234,242     $228,551      290,858
=======================================================================
Alabama Gas Corporation:
        Natural gas transmission     $ 82,120     $ 91,635     $118,975
        Energy marketing               86,062       50,134       59,556
-----------------------------------------------------------------------
                                     $168,182     $141,769     $178,531
=======================================================================

     Both of the major customers or their affiliates participate with the Company in certain joint venture operations.


                                     II-38                                   63

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


(12) BUSINESS SEGMENT ANALYSIS (continued)

     Capital expenditures for unconsolidated affiliates are accounted for on the books of the unconsolidated affiliates and therefore are not reflected in the totals appearing in the Company's Consolidated Financial Statements.

Capital Expenditures by Business Segment

                                                                          (In Thousands)
Years Ended December 31,                                         1996          1995         1994
--------------------------------------------------------------------------------------------------
Consolidated:
   Exploration and production (excluding exploratory costs)     $368,423     $416,158     $389,766
   Natural gas transmission                                      130,417       62,720       51,206
   Energy marketing                                                4,736        2,758        3,200
   Other                                                           5,958        5,928        4,142
--------------------------------------------------------------------------------------------------
                                                                 509,534      487,564      448,314
--------------------------------------------------------------------------------------------------
Unconsolidated Affiliates (Company's Portion):
   Exploration and production                                        222          723          101
   Natural gas transmission                                       15,138      100,489      398,389
   Other                                                             490          525          452
--------------------------------------------------------------------------------------------------
                                                                  15,850      101,737      398,942
--------------------------------------------------------------------------------------------------
                                                                $525,384     $589,301     $847,256
==================================================================================================

Identifiable assets by business segment are those assets that are used in the Company's operations in each business. Corporate assets are typically investments, cash and equipment.

Assets by Business Segment

                                                                         (In Thousands)
December 31,                                                     1996         1995         1994
--------------------------------------------------------------------------------------------------
Identifiable Assets:
        Exploration and production                            $1,705,504   $1,592,399   $1,488,054
        Natural gas transmission                               1,181,440    1,285,404    1,155,242
        Energy marketing                                         524,768      261,751      189,651
        Other                                                     41,449       37,850       37,531
        Adjustments and eliminations                            (156,140)    (103,579)     (70,444)
--------------------------------------------------------------------------------------------------
                                                               3,297,021    3,073,825    2,800,034
--------------------------------------------------------------------------------------------------
Investments in Unconsolidated Affiliates:
        Exploration and production                                 5,255        4,876        6,281
        Natural gas transmission                                 392,180      368,527      338,608
        Energy marketing                                           5,457          490          932
        Other                                                     11,668       12,188      140,508
--------------------------------------------------------------------------------------------------
                                                                 414,560      386,081      486,329
Corporate Assets                                                  63,078       51,535      244,323
--------------------------------------------------------------------------------------------------
                Total Assets                                  $3,774,659   $3,511,441   $3,530,686
==================================================================================================


64                                   II-39

                                                    Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------


(13) OIL AND GAS OPERATIONS (UNAUDITED)

At December 31, 1996, the Company had interests in oil and gas properties that are located primarily in Texas, Oklahoma, Louisiana, Arkansas, Alabama, and offshore Louisiana and Texas in the Gulf of Mexico. The Company does not own or lease any oil and gas properties outside the United States.

     Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:

Capitalized Costs


                                             (In Thousands)
December 31,                              1996           1995
----------------------------------------------------------------
Oil and Gas Properties:
        Proved properties              $2,461,709     $2,336,264
        Unproved properties               118,031        100,019
----------------------------------------------------------------
                                        2,579,740      2,436,283
Less Accumulated Depreciation,
        Depletion and Amortization      1,075,016      1,008,815
----------------------------------------------------------------
                                       $1,504,724     $1,427,468
================================================================

     Costs incurred in oil and gas producing activities, whether capitalized or expensed, were as follows:

Costs Incurred


                                          (In Thousands)
Years Ended December 31,          1996         1995         1994
------------------------------------------------------------------
Property Acquisition Costs:
        Proved properties       $ 48,118     $208,866     $142,294
        Unproved properties       44,623       14,767       28,953
Exploration Costs                 41,728       12,138       11,284
Development Costs                244,008      183,056      215,205
------------------------------------------------------------------
                Total Costs     $378,477     $418,827     $397,736
==================================================================

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, and changes in such quantities were as follows:

Reserve Data

December 31,                                                          1996                     1995
-------------------------------------------------------------------------------------------------------------
                                                             Liquids          Gas       Liquids         Gas
                                                             (MBbls)         (Bcf)      (MBbls)        (Bcf)
-------------------------------------------------------------------------------------------------------------
Proved (Developed and Undeveloped) Reserves, Net:
             Beginning of year                                44,228        1,505.5     31,627        1,367.3
             Revisions of previous estimates                   3,106           50.2        998           48.4
             Extensions, discoveries and other additions      11,597          295.2      6,774          173.8
             Purchases of reserves in place                    1,536          100.6     16,954          248.1
             Sales of reserves in place                       (1,724)         (55.1)    (6,656)        (149.0)
             Production                                       (7,306)        (204.8)    (5,469)        (183.1)
-------------------------------------------------------------------------------------------------------------
                 End of Year                                  51,437        1,691.6     44,228        1,505.5
-------------------------------------------------------------------------------------------------------------
Proved Developed Reserves:
        Beginning of year                                     25,613        1,060.1     22,269        1,001.0
        End of year                                           28,961        1,188.3     25,613        1,060.1
=============================================================================================================

December 31,                                                              1994
--------------------------------------------------------------------------------------
                                                                   Liquids       Gas
                                                                   (MBbls)      (Bcf)
--------------------------------------------------------------------------------------
Proved (Developed and Undeveloped) Reserves, Net:
             Beginning of year                                      27,094     1,186.6
             Revisions of previous estimates                        (2,891)       31.3
             Extensions, discoveries and other additions             4,876       107.2
             Purchases of reserves in place                          8,059       229.9
             Sales of reserves in place                               (129)       (6.0)
             Production                                             (5,382)     (181.7)
--------------------------------------------------------------------------------------
                 End of Year                                        31,627     1,367.3
--------------------------------------------------------------------------------------
Proved Developed Reserves:
        Beginning of year                                           19,776       899.6
        End of year                                                 22,269     1,001.0
======================================================================================

MBbls - Thousands of barrels
Bcf - Billion cubic feet

                                     II-40                                   65

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


(13) OIL AND GAS OPERATIONS (UNAUDITED) (continued)


     The significant changes to reserves, other than acquisitions, dispositions or production, are due to reservoir performance in existing fields, drilling of additional wells in existing fields and development of new fields. There were no other events or major discoveries, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 1996.
     Results of operations from producing activities by fiscal year were as follows:

Results of Operations

                                               (In Thousands)
Years Ended December 31,             1996           1995           1994
-------------------------------------------------------------------------
Net Revenues:

        Sales                     $ 155,274      $ 175,032      $ 148,530
        Affiliated sales            410,380        228,456        264,220
-------------------------------------------------------------------------
             Total                  565,654        403,488        412,750
Production Costs                    (88,036)       (81,046)       (81,067)
Exploration Expenses                (21,669)        (9,065)       (12,181)
Depreciation, Depletion
        and Amortization           (236,419)      (239,167)      (206,842)
-------------------------------------------------------------------------
                                    219,530         74,210        112,660
Income Tax Expense                  (67,454)       (14,730)       (25,031)
-------------------------------------------------------------------------
Results of Operations
        from Producing
        Activities (Excluding
        Corporate Overhead
        and Interest Costs)       $ 152,076      $  59,480      $  87,629
=========================================================================

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves follows:

Standardized Measure of Discounted Future Net Cash Flows

                                               (In Thousands)
 December 31,                        1996           1995           1994
--------------------------------------------------------------------------
Future Cash Inflows              $ 7,041,438    $ 3,562,789    $ 2,835,781
Future Production
       and Development
        Costs                     (1,627,378)    (1,286,074)    (1,200,581)
Future Income
        Tax Expenses              (1,407,017)      (354,041)       (83,931)
--------------------------------------------------------------------------
Future Net
        Cash Flows                 4,007,043      1,922,674      1,551,269
10% Annual
        Discount for
        Estimated Timing
        of Cash Flows             (1,313,286)      (611,206)      (465,469)
--------------------------------------------------------------------------
Standardized
        Measure of
        Discounted
        Future Net
        Cash Flows               $ 2,693,757    $ 1,311,468    $ 1,085,800
==========================================================================

     For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using realized oil and gas prices for the month of December of each respective year.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Changes in Standardized Measure of Discounted Future Net Cash Flows


                                                                                       (In Thousands)
Years Ended December 31,                                                     1996            1995           1994
-------------------------------------------------------------------------------------------------------------------
Sales and Transfers of Oil and Gas Produced, Net of Production Costs     $  (477,618)     $(322,442)     $(331,683)
Net Changes in Prices and Production Costs                                 1,412,485        186,034       (327,290)
Extensions, Discoveries and Improved Recovery, Less Related Costs            664,888        176,080        104,554
Changes in Estimated Future Development Costs                                    269        (15,362)       (28,397)
Development Costs Incurred During the Period                                 107,158        103,138         68,945
Revisions of Previous Quantity Estimates                                     125,181         49,129         11,157
Accretion of Discount                                                        145,877        105,288        129,974
Net Change in Income Taxes                                                  (683,539)      (180,223)        40,039
Purchases of Reserves in Place                                               199,532        333,260        160,335
Sales of Reserves in Place                                                  (126,557)      (155,952)        (5,226)
Changes in Production Rates (Timing) and Other                                14,613        (53,282)       (29,226)
------------------------------------------------------------------------------------------------------------------
                                                                         $ 1,382,289      $ 225,668      $(206,818)
==================================================================================================================


66                                      II-41

                                                   Sonat Inc. and Subsidiaries
-------------------------------------------------------------------------------

(14) QUARTERLY RESULTS (UNAUDITED)

Selected unaudited quarterly data is shown below:

                           (In Thousands, Except Per-Share Amounts)
                          1st         2nd          3rd            4th
                        Quarter     Quarter      Quarter        Quarter
------------------------------------------------------------------------
1996
Revenues               $734,406     $847,151     $788,161     $1,025,180
Operating Income         83,231       74,241       75,160        108,645
Net Income               45,569       40,595       48,034         66,991
------------------------------------------------------------------------
Earnings Per Share     $    .53     $    .47     $    .56     $      .78
------------------------------------------------------------------------

1995(1)
Revenues               $425,034     $476,344     $509,429     $  579,334
Operating Income         55,120       77,740       35,204         20,869
Net Income               37,617       17,341      130,520          7,410
------------------------------------------------------------------------
Earnings Per Share     $    .44     $    .20     $   1.51     $      .09
------------------------------------------------------------------------

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

     Net income for the third quarter of 1995 includes income of $110.1 million, or $1.27 per share, related to the sale of the Company's remaining shares of Sonat Offshore common stock.

     Net income for the fourth quarter of 1995 includes a loss of $15.0 million, or $.17 per share, related to the impairment of oil and gas properties associated with the adoption of Statement of Financial Accounting Standards No. 121; a loss of $6.8 million, or $.08 per share, on unrecoverable gas contract realignment costs at Southern; and a loss of $5.5 million, or $.06 per share on natural gas futures contracts that ceased to qualify for accounting as hedges due to the decoupling of the NYMEX futures market for natural gas with the price of natural gas in certain parts of the country.

                                     II-42                                   67

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                (In Millions, Except Per-Share Amounts)
                                                                         1996       1995         1994         1993        1992
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $3,394.9     $1,990.1     $1,735.9     $1,741.1     $1,484.4
Costs and Expenses                                                    3,053.6      1,801.2      1,566.5      1,508.2      1,273.3
---------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                 341.3        188.9        169.4        232.9        211.1
Other Income, Net (3)                                                    35.8        188.8         60.7        182.1         22.0
Interest Expense, Net                                                   (82.8)       (89.8)       (72.9)       (47.3)       (96.3)
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
   before Extraordinary Item and Income Taxes                           294.3        287.9        157.2        367.7        136.8
Income Taxes (Benefits)                                                  93.1         95.0         15.8        102.7         35.8
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
   before Cumulative Effect of Accounting Changes                       201.2        192.9        141.4        265.0        101.0
Income (Loss) from Discontinued Operations (1)                           --           --           --           --          111.4
Extraordinary Loss, Net of Tax (2)                                       --           --           --           (3.8)        --
Cumulative Effect of Change in Method of Accounting for Income Taxes     --           --           --           --           --
---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                    $  201.2     $  192.9     $  141.4     $  261.2     $  212.4
=================================================================================================================================
Earnings (Loss) Per Share from Continuing Operations
   before Extraordinary Item                                         $   2.33     $   2.24     $   1.62     $   3.05     $   1.17
Earnings (Loss) Per Share                                            $   2.33     $   2.24     $   1.62     $   3.01     $   2.47
Weighted Average Shares Outstanding (thousands)                        86,211       86,270       87,119       86,703       85,945
Dividends Paid Per Share                                             $   1.08     $   1.08     $   1.08     $   1.04     $   1.00
=================================================================================================================================
Assets                                                               $3,774.7     $3,511.4     $3,530.7     $3,214.0     $3,165.3
Debt Maturing within One Year                                        $  211.7     $  237.7     $  219.3     $  232.9     $   20.1
Long-Term Debt                                                          872.3        770.3        963.4        741.2      1,175.7
Stockholders Equity                                                   1,584.4      1,482.6      1,391.9      1,363.2      1,172.3
---------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                 $2,668.4     $2,490.6     $2,574.6     $2,337.3     $2,368.1
=================================================================================================================================

Notes:

(1) Discontinued operations include the measurement-while-drilling business as of 1991 and the marine transportation and underwater services businesses as of 1986.

(2) In March 1993, the Company recognized a loss on the redemption of the Company's 71/4 Percent Zero Coupon, Subordinated Convertible Notes, which were due September 6, 2005.

(3) In June 1993, the Company reduced its ownership of Sonat Offshore from 100 percent to 40 percent. In July 1995, the Company disposed of its remaining shares of Sonat Offshore common stock.


68                                      II-43

                                                     Sonat Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                         (In Millions, Except Per-Share Amounts)
                                                                1991         1990       1989       1988        1987      1986
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                      $1,421.0    $ 1,356.9   $1,659.2    $1,277.3  $ 1,344.9   1,628.6
Costs and Expenses                                             1,217.5      1,192.2    1,481.4     1,142.4    1,176.5   1,929.3
-------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                          203.5        164.7      177.8       134.9      168.4    (300.7)
Other Income, Net (3)                                             14.7         69.8       47.1        12.5       41.5     118.1
Interest Expense, Net                                           (117.7)      (102.6)     (75.2)      (54.4)     (54.6)    (77.9)
-------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
   before Extraordinary Item and Income Taxes                    100.5        131.9      149.7        93.0      155.3    (260.5)
Income Taxes (Benefits)                                           22.6         40.7       54.1        40.5       85.2    (144.7)
-------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
   before Cumulative Effect of Accounting Changes                 77.9         91.2       95.6        52.5       70.1    (115.8)
Income (Loss) from Discontinued Operations (1)                   (11.9)         2.7       (2.0)        2.2       24.9     (73.6)
Extraordinary Loss, Net of Tax (2)                                --           --         --            --         --        --
Cumulative Effect of Change in Method of Accounting
  for Income Taxes                                                --           --         --          13.1         --        --
-------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                             $   66.0    $    93.9   $   93.6    $   67.8  $    95.0  $ (189.4)
===============================================================================================================================
Earnings (Loss) Per Share from Continuing Operations
   before Extraordinary Item                                  $    .91    $    1.07   $   1.17    $    .65  $     .87  $  (1.43)
Earnings (Loss) Per Share                                     $    .77    $    1.10   $   1.15    $    .83  $    1.17  $  (2.34)
Weighted Average Shares Outstanding (thousands)                 85,771       85,612     81,682      81,238     80,912    80,948
Dividends Paid Per Share                                      $   1.00    $    1.00       1.00    $   1.00  $    1.00  $   1.00
===============================================================================================================================
Assets                                                        $3,208.5    $ 3,045.1   $2,892.3    $2,969.5  $ 3,074.4  $3,288.8
Debt Maturing within One Year                                 $   79.2    $    63.1   $  155.9    $   50.4  $   225.6  $  104.6
Long-Term Debt                                                 1,315.1      1,094.0      929.5       859.4      824.8   1,336.3
Stockholders Equity                                            1,042.7      1,060.5    1,035.3     1,010.2    1,023.0   1,005.9
-------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                          $2,437.0    $ 2,217.6   $2,120.7    $1,920.0  $ 2,073.4  $2,446.8
===============================================================================================================================


                                    II-44                                     69

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Sonat has not had a change in accountants within twenty-four months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Sonat required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in the Proxy Statement of Sonat Inc. dated as of March 19, 1997 (the "Proxy Statement"), which information is hereby incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to this report on Form 10-K. Information regarding the executive officers of Sonat is presented following Item 4 of this report, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

                                      III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors.........  II-16
  Consolidated Balance Sheets at December 31, 1996 and
     1995...................................................  II-17
  Consolidated Statements of Income for the years ended
     December 31, 1996, 1995, and 1994......................  II-19
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1996, 1995, and
     1994...................................................  II-20
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995, and 1994......................  II-21
  Notes to Consolidated Financial Statements................  II-22

  2. FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              -----
Included in Part IV of this report:
  Consolidated Financial Statements of Citrus Corp.
     (50-percent-owned joint venture) at December 31, 1996,
     listed on Page IV-6....................................   IV-6

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

  3. EXHIBITS(1)

EXHIBIT
NUMBER                               EXHIBITS
-------                              --------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3-(a)      Restated Certificate of Incorporation of Sonat Inc.
           (Restating the Certificate of Incorporation as in effect as of April 28, 1994) filed as Exhibit 3(a) to Form 10-Q of
           Sonat Inc. for the quarter ended March 31, 1994
3-(b)      By-Laws of Sonat Inc. as amended and in effect December 1,
           1995, filed as Exhibit 3-(b) to Form 10-K of Sonat Inc. for the year 1995
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
 4.1       Rights Agreement dated as of January 8, 1996, between Sonat
           Inc. and Chemical Mellon Shareholder Services, L.L.C., as
           Rights Agent, with exhibits, filed as Exhibit 99 to Form 8-A of Sonat Inc. dated January 10, 1996

---------------

(1) Sonat will furnish to requesting security holders any exhibit on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be made in writing and should be addressed to Beverly T. Krannich, Secretary, Sonat Inc., P.O. Box 2563, Birmingham, Alabama 35202.

EXHIBIT
NUMBER                               EXHIBITS
-------                              --------
 4.2  (a)  Form of Indenture dated June 1, 1986, from Sonat Inc. to
           Manufacturers Hanover Trust Company, Trustee, as amended by
           (1) First Supplemental Indenture dated June 1, 1995, between
           Sonat Inc. and Chemical Bank, successor by merger to
           Manufacturers Hanover Trust Company, as Trustee, filed as
           Exhibit 4-(1) to Amendment No. 1 to Registration Statement
           No. 33-5947 dated June 4, 1986, except (1), which was filed as Exhibit 4-(1) to Form 8-K of Sonat Inc. dated June 6,
           1995
 4.2  (b)  Specimen Note of Sonat Inc. for the $200 million 6 7/8%
           Notes due June 1, 2005, issued under Registration Statement
           No 33-62166, filed as Exhibit 4-(2) to Form 8-K of Sonat
           Inc. dated June 6, 1995
 4.2  (c)  Specimen Note of Sonat Inc. for the $100 million 9 1/2%
           Notes due August 15, 1999, issued under Registration
           Statement No 33-5947, filed herewith
 4.2  (d)  Specimen Note of Sonat Inc. for the $100 million 9% Notes due May 1, 2001, issued under Registration Statement No
           33-5947, filed as Exhibit 4-(2) to Form 8-K of Sonat Inc.
           dated April 30, 1991
 4.3  (a)  Form of Indenture dated June 1, 1987, from Southern Natural
           Gas Company to Manufacturers Hanover Trust Company, Trustee,
           filed as Exhibit 4-(1) to Registration Statement No.
           33-47266 of Southern Natural Gas Company dated April 16,
           1992
 4.3  (b)  Specimen Note of Southern Natural Gas Company for the $100
           million 8 7/8% Notes due February 15, 2001, issued under
           Registration Statement No 33-16190, filed as Exhibit 4-(2)
           to Form 8-K of Southern Natural Gas Company dated February
           7, 1991
 4.3  (c)  Specimen Note of Southern Natural Gas Company for the $100
           million 7.85% Notes due January 15, 2002, issued under
           Registration Statement No 33-16190, filed as Exhibit 4-(2)
           to Form 8-K of Southern Natural Gas Company dated January
           14, 1992
 4.3  (d)  Specimen Note of Southern Natural Gas Company for the $100
           million 8 5/8% Notes due May 1, 2002, issued under
           Registration Statement No 33-47266, filed herewith
 4.4       $400 Million Note Agreement dated November 3, 1986, between
           Citrus Corp. and the Purchasers named therein, filed as
           Exhibit 4-(5) to Form 10-K of Sonat Inc. for the year 1990
 4.5       Credit Agreement dated as of June 1, 1996, among Sonat Inc., the Banks named therein, and The Chase Manhattan Bank
           (National Association), and Morgan Guaranty Trust Company of
           New York, as Co-Agents, filed as Exhibit 4 to Form 10-Q of
           Sonat Inc. for the quarter ended June 30, 1996
 4.6       Certificate of Designations of Series A Participating
           Preference Stock of Sonat Inc. dated January 8, 1996, as
           filed with the Secretary of State of the State of Delaware
           January 16, 1996, filed as Exhibit 4.6 to Form 10-K of Sonat
           Inc. for the year 1995
COMPENSATION PLANS AND MANAGEMENT CONTRACTS
10.1       Supplemental Benefit Plan of Sonat Inc. as Amended and
           Restated effective January 1, 1995, and (1) amendment dated
           December 1, 1995, filed herewith
10.2       Executive Award Plan of Sonat Inc. as Amended and Restated
           as of December 1, 1995, (corrected on December 4, 1996), and
           (1) amendment dated December 6, 1996, filed herewith
10.3       Restricted Stock Plan for Directors of Sonat Inc. (as
           Amended and Restated as of September 15, 1993), and (1)
           amendment dated December 1, 1995, filed as Exhibit 10-(6) to
           Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.6 to Form 10-K of Sonat Inc. for the year 1995
10.4       Performance Award Plan of Sonat Inc. effective as of January
           27, 1994, and (1) amendment dated December 1, 1995, filed as
           Exhibit 10-(7) to Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.7 to Form 10-K of
           Sonat Inc. for the year 1995
10.5       Cash Bonus Plan of Sonat Inc. effective as of January 27,
           1994, and (1) amendment dated December 1, 1995, filed as
           Exhibit 10-(8) to Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.8 to Form 10-K of
           Sonat Inc. for the year 1995

EXHIBIT
NUMBER                               EXHIBITS
-------                              --------
10.6       Sonat Inc. Retirement Plan for Directors as Amended and
           Restated as of December 2, 1994, and (1) amendment dated
           December 1, 1995, filed as Exhibit 10.9 to Form 10-K of
           Sonat Inc. for the year 1994, except (1), which was filed as
           Exhibit 10.9 to Form 10-K of Sonat Inc. for the year 1995
10.7       Executive Severance Agreement dated December 1, 1995,
           between Sonat Inc. and Ronald L. Kuehn, Jr. and schedule
           identifying substantially identical Executive Severance
           Agreements between Sonat Inc. and other parties, filed as
           Exhibit 10.10(a) to Form 10-K of Sonat for the year 1995
10.8       Executive Severance Agreement dated December 1, 1995,
           between Sonat Inc. and Donald G. Russell, filed as Exhibit
           10.10(b) to Form 10-K of Sonat Inc. for the year 1995
10.9       Directors' Fees Deferral Plan of Sonat Inc. -- Summary dated
           January 1, 1997, filed herewith
10.10      Indemnity Agreement dated December 4, 1987, between Sonat
           Inc. and Ronald L. Kuehn, Jr. and schedule identifying
           substantially identical indemnity agreements between Sonat
           Inc. and other directors of Sonat Inc. and (1) Indemnity
           Agreement dated September 1, 1994, between Sonat Inc. and
           Adrian M. Tocklin, (2) Indemnity Agreement dated September
           22, 1994, between Sonat Inc. and Donald G. Russell, and (3)
           Indemnity Agreement dated November 1, 1995, between Sonat
           Inc. and Max L. Lukens, filed as Exhibit 10-(11) to Form
           10-K of Sonat Inc. for the year 1992, except (1), which was filed as Exhibit 10.3 to Form 10-Q of Sonat Inc. for the
           quarter ended September 30, 1994, (2), which was filed as
           Exhibit 10.4 to Form 10-Q of Sonat Inc. for the quarter
           ended September 30, 1994, and (3), which was filed as
           Exhibit 10.12 to Form 10-K of Sonat Inc. for the year 1995
10.11      Trust Agreement dated December 19, 1986, between Sonat Inc.
           and AmSouth Bank N.A. for Section 415 Retirement Plan
           Benefits and Vesting Benefits under the Supplemental Benefit
           Plan and Early Retirement Benefits under the Executive
           Severance Agreements, filed as Exhibit 10-(15) to Form 10-K of Sonat Inc. for the year 1991
10.12      Trust Agreement dated December 19, 1986, between Sonat Inc.
           and AmSouth Bank N.A. for Section 415 Stock Purchase Plan
           Benefits under the Supplemental Benefit Plan, filed as
           Exhibit 10-(16) to Form 10-K of Sonat Inc. for the year 1991
10.13      Trust Agreement dated December 19, 1986, between Sonat Inc.
           and AmSouth Bank N.A. for Benefits under the Retirement Plan for Directors, filed as Exhibit 10-(17) to Form 10-K of
           Sonat Inc. for the year 1991
10.14      Form of Sonat Inc. Executive Life Insurance Program Split
           Dollar Agreement, Collateral Assignment Agreement, and
           Program Description, each dated as of July 1, 1990, with (1)
           schedule identifying the persons participating in such
           Programs, filed as Exhibit 10-(20) to Form 10-K of Sonat
           Inc. for the year 1990, except (1), which was filed as
           Exhibit 10.16 to Form 10-K of Sonat Inc. for the year 1995
10.15      Sonat Inc. Deferred Compensation Plan -- Plan Summary dated
           March 1, 1997, filed herewith
OTHER MATERIAL CONTRACTS
10.16      Capital Stock Agreement among Sonat Inc., Enron Corp.,
           Houston Natural Gas Corporation, and Citrus Corp. dated June
           30, 1986, filed as Exhibit 10-(26) to Form 10-K of Sonat
           Inc. for the year 1991

     EXHIBIT
     NUMBER                                              EXHIBITS
     -------                                             --------
      10.17  Standby Note Purchase Agreement among Sonat Inc., Credit Lyonnais New York Branch, as Administrative
             Agent for the Banks party to the Revolving Credit Agreement with Citrus Corp., and Citrus Corp. dated
             December 23, 1993, and the $300 Million Revolving Credit Agreement dated as of December 23, 1993, among
             Citrus Corp., as Borrower, and The Banks named therein, as Banks, and Credit Lyonnais New York Branch and The Toronto-Dominion Bank, as Managing Agents, to which the Standby Note Purchase Agreement applies, filed as Exhibit 10-(23) to Form 10-K of Sonat Inc. for the year 1993
OTHER EXHIBITS
      11     Sonat Inc. and Subsidiaries Computation of Earnings Per Share, filed herewith
      12     Computation of Ratio of Earnings to Fixed Charges, filed herewith
      21     Subsidiaries of Sonat Inc., filed herewith
      22     Proxy Statement of Sonat Inc. dated as of March 19, 1997, which is not to be deemed "filed" as part of this Form 10-K, except to the extent incorporated by reference under Items 10, 11, 12 and 13 of Part
             III of this Form 10-K, filed herewith
      23     Consent of Ernst & Young LLP, Independent Auditors, dated March 18, 1997, filed herewith
      24     Powers of Attorney authorizing Ronald L. Kuehn, Jr.; Thomas W. Barker, Jr.; James A. Rubright; and John
             C. Griffin to sign the Sonat Inc. Annual Report on Form 10-K for the fiscal year ended December 31,
             1996, on behalf of certain directors and officers of the registrant, filed herewith
      27     Financial Data Schedule for the period ended December 31, 1996 filed herewith

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

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

Dated: March 21, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------              --------------
 (i) Principal Executive Officer:

              /s/ RONALD L. KUEHN, JR.                 Chairman of the Board,           March 21, 1997
-----------------------------------------------------    President and Chief
               (RONALD L. KUEHN, JR.)                    Executive Officer

 (ii) Principal Financial Officer:

              /s/ THOMAS W. BARKER, JR.                Vice President -- Finance        March 21, 1997
-----------------------------------------------------    and Treasurer
               (THOMAS W. BARKER, JR.)

     Principal Accounting Officer:

                /s/ JAMES A. RUBRIGHT                  Senior Vice President and        March 21, 1997
-----------------------------------------------------    General Counsel
                 (JAMES A. RUBRIGHT)

(iii) Directors:*
     RONALD L. KUEHN, JR.                                JOHN J. PHELAN, JR.
     WILLIAM O. BOURKE                                   JEROME J. RICHARDSON
     JOHN J. CREEDON                                     DONALD G. RUSSELL
     ROBERTO C. GOIZUETA                                 ADRIAN M. TOCKLIN
     ROBERT J. LANIGAN                                   JAMES B. WILLIAMS
     MAX L. LUKENS                                       JOE B. WYATT
     CHARLES MARSHALL
     BENJAMIN F. PAYTON

*Signed on behalf of each of these persons and on his behalf:

By /s/ JAMES A. RUBRIGHT
    --------------------------------------------------------
   JAMES A. RUBRIGHT
   SENIOR VICE PRESIDENT AND GENERAL COUNSEL
   AS AUTHORIZED BY CERTAIN POWERS OF ATTORNEY
   DATED FEBRUARY 27, 1997, ALL OF WHICH ARE
   FILED HEREWITH AS EXHIBIT 24

                        CITRUS CORP. AND SUBSIDIARIES

                              TABLE OF CONTENTS


Report of Ernst & Young LLP, Independent Auditors

     Report of Ernst & Young LLP, Independent Auditors                          IV-7


Consolidated Financial Statements

     Consolidated Balance Sheets - Assets                                       IV-8
     Consolidated Balance Sheets - Liabilities and Stockholders' Equity         IV-9
     Consolidated Statements of Income and Retained Earnings                    IV-10
     Consolidated Statements of Cash Flows                                      IV-11
     Notes to Consolidated Financial Statements                                 IV-12


                       Report of Independent Auditors


Board of Directors
Citrus Corp.

We have audited the accompanying consolidated balance sheets of Citrus Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrus Corp. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Birmingham, Alabama
February 28, 1997

                                        /s/ Ernst & Young, LLP
                                        ----------------------
                                        Ernst & Young, LLP

                        CITRUS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS




----------------------------------------------------------------------------------
                                                               December  31,
                                                         -------------------------
(In Thousands)                                              1996         1995
----------------------------------------------------------------------------------
ASSETS
   Current Assets
       Cash                                              $   16,063     $    2,985

       Trade and other receivables
          Customers, net                                     69,599         62,349
          Affiliated companies                                   98            385

       Contract reformation costs, net                        7,078         33,584

       Commodity adjustment costs                             5,519          5,411

       Materials and supplies                                 2,557          2,379

       Other                                                  6,131            336
                                                         -------------------------
          Total Current Assets                              107,045        107,429
                                                         -------------------------
   Deferred Charges
       Unamortized debt expense                               7,356          8,737
       Commodity adjustment costs                            34,698         40,217
       Other                                                 54,015         23,318
                                                         -------------------------
          Total Deferred Charges                             96,069         72,272
                                                         -------------------------

   Property, Plant and Equipment, at cost                 2,790,210      2,797,051
       Less - accumulated depreciation and amortization     428,172        395,204
                                                         -------------------------
          Net Property, Plant and Equipment               2,362,038      2,401,847
                                                         -------------------------

TOTAL ASSETS                                             $2,565,152     $2,581,548

----------------------------------------------------------------------------------




The accompanying notes are an integral part of these consolidated financial statements.

                        CITRUS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



  ---------------------------------------------------------------------------
                                                          December  31,
                                                    -------------------------
  (In Thousands)                                       1996         1995
  ---------------------------------------------------------------------------


  LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities

        Notes payable to banks                      $   15,000     $   70,000

        Long-term debt due within one year             100,000             --

        Accounts payable
           Trade                                        29,351         43,172
           Affiliated companies                         28,920          7,719

        Accrued liabilities
           Interest                                     18,296         18,088
           Income taxes                                     --          2,065
           Other taxes                                   4,695          3,381

        TCR deferred revenues                            6,256         37,392

        Other                                            8,710          5,462
                                                    -------------------------
           Total Current Liabilities                   211,228        187,279
                                                    -------------------------
     Long-Term Debt                                  1,025,000      1,125,000
                                                    -------------------------
     Deferred Credits
        Deferred income taxes                          474,569        466,030
        Other                                           44,615         36,537
                                                    -------------------------

           Total Deferred Credits                      519,184        502,567
                                                    -------------------------

     Commitments and Contingencies (Notes 8 and 9)

     Stockholders' Equity
        Common stock, $1 par value; 1,000 shares
           authorized, issued and outstanding                1              1
        Additional paid-in capital                     634,271        634,271
        Retained earnings                              175,468        132,430
                                                    -------------------------
           Total Stockholders' Equity                  809,740        766,702
                                                    -------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,565,152     $2,581,548

-----------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                         CITRUS CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS




----------------------------------------------------------------------------------------------
                                                           Years Ended December  31,
                                                 ---------------------------------------------
(In Thousands)                                     1996              1995               1994
----------------------------------------------------------------------------------------------

Revenues
   Gas sales                                     $444,623          $377,218           $305,350
   Gas transportation                             324,712           305,169            172,112
                                                 ---------------------------------------------


                                                  769,335           682,387            477,462
                                                 ---------------------------------------------

Costs and Expenses
   Natural gas purchased                          428,842           362,635            294,670
   Operations and maintenance                      74,413            79,880             63,365
   Depreciation                                    26,651            22,850              2,348
   Amortization                                    56,912            58,377             61,389
   Taxes - other than income taxes                 20,160            14,767              8,506
                                                 ---------------------------------------------

                                                  606,978           538,509            430,278
                                                 ---------------------------------------------

Operating Income                                  162,357           143,878             47,184
                                                 ---------------------------------------------

Other Income (Expense)
   Interest expense, net                          (97,363)          (98,887)           (55,760)
   Allowance for funds used during construction      (153)           42,804             98,269
   Other, net                                       5,437              (351)               (97)
                                                 ---------------------------------------------

                                                  (92,079)          (56,434)            42,412
                                                 ---------------------------------------------

Income Before Income Taxes                         70,278            87,444             89,596

Income Tax Expense                                 27,240            33,818             34,487
                                                 ---------------------------------------------

Net Income                                         43,038            53,626             55,109

Retained Earnings, Beginning of Year              132,430            78,804             23,695
                                                 ---------------------------------------------

Retained Earnings, End of Year                   $175,468          $132,430            $78,804

----------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

                        CITRUS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Years Ended December  31,
                                                      --------------------------------------
(In Thousands)                                          1996        1995           1994
--------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
    Net income                                         $43,038      $  53,626      $  55,109
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
        Depreciation and amortization                   83,563         81,227         63,737
        Deferred income taxes                            8,539         21,780         25,577
        Allowance for funds used during construction       153        (42,804)       (98,269)
        Gain on sale of assets                          (7,181)            --             --

    Changes in assets and liabilities
        Trade and other receivables                     (6,963)       (16,301)        (1,494)
        Materials and supplies                            (178)          (424)         3,326
        Accounts payable                                 7,380        (12,199)       (29,421)
        Accrued liabilities                               (543)        (1,005)        13,230
        Other current assets and liabilities            (2,547)       (12,639)         9,081

    Contract reformation settlements and adjustments    (4,931)        (3,917)        (8,169)
    Other, net                                          (2,225)       (18,587)       (49,960)
                                                      --------------------------------------

Net Cash Provided by (Used in) Operating Activities    118,105         48,757        (17,253)
                                                      --------------------------------------
Cash Flows From Investing Activities
    Additions to property, plant and equipment         (29,000)      (208,627)      (855,832)
    Allowance for funds used during construction          (153)        42,804         98,269
    Net proceeds from sale of assets                     7,181             --             --
Disposition of property, plant and equipment, net        3,081            883         (2,024)
                                                      --------------------------------------

Net Cash Used in Investing Activities                  (18,891)      (164,940)      (759,587)
                                                      --------------------------------------

Cash Flows From Financing Activities
    Short-term bank borrowings, net                    (55,000)        70,000       (275,000)
    Proceeds from issuance of long-term debt                --             --        790,000
    Payment of long-term debt                               --             --        (90,000)
    TCR sale proceeds                                       --             --         86,313
    TCR remittances                                    (31,136)       (28,900)       (20,021)
    Hedging proceeds                                        --             --         36,161
    Equity contribution from stockholders                   --             --        318,000
                                                      --------------------------------------

Net Cash Provided by (Used in) Financing Activities    (86,136)        41,100        845,453
                                                      --------------------------------------

Increase (Decrease) in Cash and Cash Equivalents        13,078        (75,083)        68,613


Cash and Cash Equivalents, Beginning of Year             2,985         78,068          9,455
                                                      --------------------------------------

Cash and Cash Equivalents, End of Year                $ 16,063       $  2,985      $  78,068

--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Additional cash flow information:
    Interest (net of amounts capitalized)             $103,902       $104,348      $  58,180
    Income taxes paid (received)                        20,766         14,160          4,054


                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   REPORTING ENTITY

           Citrus Corp. (the Company), a holding company formed in 1986, owns 100% of the stock of Florida Gas Transmission Company
      (Transmission), Citrus Trading Corp. (Trading) and Citrus Energy Services, Inc. (CESI). The stock of the Company is owned 50% by Sonat Inc. (Sonat) and 50% by Houston Pipe Line Company, a subsidiary of Enron Corp. (Enron).

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

           CESI began operations in February 1996 and provides construction, operations and maintenance services primarily to customers of Transmission and Trading.


(2)   SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

           CASH AND CASH EQUIVALENTS - The Company considers as cash equivalents all highly liquid short-term investments with maturities of three months or less at the time of purchase. These investments are accounted for at cost, which approximates estimated fair value.

           MATERIALS AND SUPPLIES - Materials and supplies are valued at actual cost. Materials transferred out of warehouses are priced out at average cost.

           REVENUE RECOGNITION - Gas sales revenue is recognized when gas is sold. Gas transportation revenue is recognized when the service is provided.

           ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES - To manage the risks of price fluctuations, Trading, from time to time, has entered into swap agreements in certain energy products. All related gains and losses are recognized currently in income as adjustments to costs and expenses. Trading uses the settlement method of accounting for its commodity swaps and the Company uses the deferral method for its interest-rate swaps. Commodity swaps are settled monthly and gains and losses are recognized immediately. The effects of commodity swaps, none of which has been material for any of the periods presented, are recorded as an adjustment to natural gas purchased. Interest-rate swaps made in 1994 have been closed and the termination gain has been deferred in other deferred credits in the consolidated balance sheets to be amortized against interest expense over the portion of the debt agreement associated with the swaps. Fees associated with these transactions have been expensed as incurred.

           ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - The allowance for funds used during construction consists, in general, of the net cost of borrowed and equity funds used for construction purposes and a reasonable rate on other funds when so used. The allowance is determined by applying the capitalization rate to construction work orders. Capitalization begins at the time the Company begins the continuous accumulation of costs in a construction work order on a planned progressive basis and ends when the facilities are placed in service.

                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)   SIGNIFICANT ACCOUNTING POLICIES  (continued)

           DEPRECIATION, AMORTIZATION AND MAINTENANCE POLICIES - The Company amortizes that portion of its investment in Transmission and other subsidiaries which is in excess of historical cost
      (acquisition adjustment) on a straight-line basis at an annual rate of 1.9% based upon the estimated remaining useful life of the pipeline system. Transmission has provided for depreciation of assets on a straight-line basis at an annual composite rate of 1.45%, 1.41% and .75% for 1996, 1995 and 1994, respectively.
      Depreciation rates are based on the estimated useful lives of the individual assets.

           In 1994, Transmission changed its depreciation rate applicable to its mainline transportation assets to better reflect its remaining useful life. The effect of the change was a reduction in depreciation and amortization expense of $13.3 million in 1994.

           In 1994, Trading entered into an agreement with a major customer which provides significant future benefits over previous gas sales contracts. The agreement required Trading to make approximately $55 million in deposits on the customers' behalf over sixteen months. Trading is amortizing the total amounts paid on a volumetric basis over the term of the new agreement. Amortization of these payments is included in depreciation and amortization expense.

           Transmission amortizes contract reformation costs based on firm contract quantities and volume deliveries, and FERC-approved recovery rates. Such amortization is included in depreciation and amortization expense.

           Transmission charges to maintenance the costs of repairs and renewal of items determined to be less than units of property. Costs of replacements and renewals of units of property are capitalized. The original costs of units of property retired are charged to the depreciation reserves, net of salvage and removal costs.

           INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

           USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 in 1996 did not have a material impact on its financial position or results of operations.

           RECLASSIFICATIONS - Certain amounts in the consolidated financial statements have been reclassified in 1995 and 1994 to conform with the 1996 presentation.

                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)   LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

      Long-term debt outstanding at December 31, 1996 and 1995 was as follows (in thousands):


                                             1996           1995
                                         -------------  -------------
Citrus Corp.
------------
11.10% Notes due 1998-2006                  $  175,000     $  175,000
8.49% Notes due 2007-2009                       90,000         90,000
                                         -------------  -------------
                                               265,000        265,000
                                         -------------  -------------
Transmission
------------
7. 75% Notes due 1997                          100,000        100,000
9. 30% Notes due 1998                           25,000         25,000
8. 14% Notes due 1999                          200,000        200,000
9. 75% Notes due 1999-2008                      65,000         65,000
8. 63% Notes due 2004                          250,000        250,000
10.11% Notes due 2009-2013                      70,000         70,000
9. 19% Notes due 2005-2024                     150,000        150,000
                                         -------------  -------------
                                               860,000        860,000
                                         -------------  -------------
Total Outstanding                            1,125,000      1,125,000
Less Long-Term Debt Due Within One Year        100,000             --
                                         -------------  -------------
                                            $1,025,000     $1,125,000
                                         =============  =============

        Annual maturities and sinking fund requirements on long-term debt outstanding as of December 31, 1996 were as follows (in thousands):


Year           Amount
----        ----------
1997        $  100,000
1998            44,250
1999           225,750
2000            25,750
2001            25,750
Thereafter     703,500
            ----------
            $1,125,000
            ==========

        The Company has a note agreement that contains certain restrictions which, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends. The agreements relating to Transmission's promissory notes include, among other things, restrictions as to the payment of dividends.

        The Company had no committed lines of credit at December 31, 1996. Transmission has a committed line of credit of $70.0 million of which $15.0 million was outstanding with a rate of 5.80% at December 31, 1996, and uncommitted facilities for up to $50.0 million which were available at December 31, 1996.

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

                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) INCOME TAXES

        The principal components of the Company's net deferred income tax liabilities at December 31, 1996 and 1995 are as follows (in thousands):

                                          1996           1995
                                        --------       --------
Deferred income tax assets
Net operating loss carryforward         $     --       $    498
Other                                     24,334         21,595
                                        --------       --------
                                          24,334         22,093
                                        --------       --------
Deferred income tax liabilities
Depreciation and amortization            478,506        460,058
Contract reformation costs                15,211         23,500
Other                                      5,186          4,565
                                        --------       --------
                                         498,903        488,123
                                        --------       --------
Net deferred income tax liabilities     $474,569       $466,030
                                        ========       ========

        Total income tax expense for the years ended December 31, 1996, 1995 and 1994 is summarized as follows (in thousands):

                            1996          1995           1994
                          -------       -------        -------
Payable currently
Federal                   $15,445       $10,138        $ 7,000
State                       3,256         1,900          1,910
                          -------       -------        -------
                           18,701        12,038          8,910
                          -------       -------        -------
Payment deferred
Federal                     7,847        18,867         21,882
State                         692         2,913          3,695
                          -------       -------        -------
                            8,539        21,780         25,577
                          -------       -------        -------
Total income tax expense  $27,240       $33,818        $34,487
                          =======       =======        =======

        The differences between taxes computed at the U.S. federal statutory rate and the Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):


                                          1996          1995          1994
                                        -------       -------       -------
Statutory federal income tax provision  $24,597       $30,605       $31,359
Net state income taxes                    2,566         3,128         3,063
Other                                        77            85            65
                                        -------       -------       -------
Income tax expense                      $27,240       $33,818       $34,487
                                        =======       =======       =======

        The Company has an alternative minimum tax (AMT) credit of approximately $15 million which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carryforward period. For financial statement purposes, the Company has recognized the benefit of the AMT credit carryforward as a reduction of deferred tax liabilities.

                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   EMPLOYEE BENEFIT PLANS

           The employees of the Company and its subsidiaries are covered under Enron's employee benefit plans. Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. Through December 31, 1994, participants in the Enron Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In connection with a change to the retirement benefit formula, Enron amended the Enron Plan providing, among other things, that all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay. Pension expenses charged by Enron were immaterial for 1996, 1995 and 1994.

           As of September 30, 1996, the most recent valuation date, the plan net assets for the Enron Plan in which the employees of the Company participate was greater than the actuarial present value of projected plan benefit obligations by approximately $5 million. The assumed discount rate and rate of return on plan assets used in determining the actuarial present value of projected plan benefits were 7.5% and 10.5%, respectively. The assumed rate of increase in wages was 4.0%.

           In addition to providing pension benefits, Enron also provides certain medical, dental and life insurance benefits to eligible employees and their eligible dependents. Benefits are provided under the provisions of a contributory defined dollar benefit plan.

           The Company accounts for postretirement benefit costs over the service lives of the employees expected to be eligible to receive such benefits. The Company is amortizing the transition obligation which existed at January 1, 1993, over a period of approximately 19 years. The Company's net periodic postretirement benefit cost charged by Enron was $1.5, $.9 and $.8 million for 1996, 1995 and 1994, respectively, substantially all of which relates to Transmission and is expected to be recovered through rates. The measurement of the accumulated postretirement benefit obligation (APBO) assumes a 7.5% discount rate and a health care cost trend rate of 11% in 1996 decreasing to 5% over 9 years. The APBO exceeded plan assets by $129 million as of its most recent valuation date of December 31, 1996.

           Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Enron Plan to the extent allocations to the individual employees' retirement accounts within the ESOP exceed accrued benefits under the Enron Plan. All shares included in the ESOP have been allocated to the employee accounts.

                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)   MAJOR CUSTOMERS

            Revenues from individual customers exceeding 10% of total revenues for the years ended December 31, 1996, 1995 and 1994 were approximately as follows (in thousands):


            Customers                  1996            1995            1994
            ---------                --------        --------        --------
Florida Power & Light Co.            $466,000        $343,000        $267,000
Enron Capital and Trade Resources      19,000          65,000            --

           At December 31, 1996, the Company's subsidiaries had receivables of approximately $45.7 and $6.1 million from Florida Power & Light Company and Enron Capital and Trade Resources, respectively.


(7)   RELATED PARTY TRANSACTIONS

           The Company incurs certain corporate administrative expenses including employee benefit costs from Enron and its affiliates. The Company was charged approximately $11.9, $11.6 and $17.4 million for these expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

           The Company's subsidiaries provide natural gas sales and transport services to Enron and Sonat affiliates at rates equal to rates charged to non-affiliated customers in the same class of service. Revenues related to these services amounted to approximately $19.8, $66.1 and $9.1 million for the years ended
      December 31, 1996, 1995 and 1994, respectively.   The Company's
      subsidiaries purchased gas from affiliates of Sonat of approximately $139.8, $84.1 and $22.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's subsidiaries also purchased gas from affiliates of Enron of approximately $252.6, $186.7 and $139.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

           The Company has an agreement with an affiliate of Enron in which the affiliate manages the operations of Trading in exchange for a $1.2 million annual fee.

(8)   RATE MATTERS

           Transmission has been authorized by the FERC to recover certain transition costs incurred through the reformation of gas purchase contracts related to Transmission's jurisdictional sales services. On November 1, 1993, Transmission's Order No. 636 restructuring settlement went into effect. The settlement allows Transmission to recover 100% of any transition payments from $106 million up to $160 million. Furthermore, 75% of payments after the $160 million level would be recoverable.

           Transmission has no gas purchase contracts with accrued take-or-pay obligations which have not yet been terminated. As the remaining purchase contracts expire or are terminated and Transmission completes making settlement payments to suppliers, it will file for recovery of such amounts. Management believes that these costs will be 100% recoverable through existing tariff mechanisms.

                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)   RATE MATTERS  (continued)

           On August 30, 1996, Transmission made a Section 4 rate filing in Docket No. RP96-366-000 proposing an increase in annual revenues of approximately $27.4 million for service on the pre-expansion system and approximately $8.2 million for service on the Phase III expansion system. In an order issued September 30, 1996, the FERC accepted and suspended the filing to be effective March 1, 1997, subject to refund and certain conditions. By order issued November 27, 1996, certain audit and investigation matters (see Note 9) were consolidated with the rate case. Pursuant to a revised procedural schedule issued December 19, 1996, a hearing will commence on January 13, 1998, if no settlement is reached.


(9)   COMMITMENTS AND CONTINGENCIES

           The FERC's Division of Audits (DOA) completed a compliance review of Transmission's books and records for the period of January 1, 1991 through December 31, 1994. Among other things, the FERC auditors questioned certain aspects of Transmission's procedures for accounting for the costs of financing Transmission's Phase III expansion facilities and proposed adjustments to the amount of AFUDC capitalized during construction of its Phase III expansion facilities. Pursuant to an agreement among Transmission, FERC staff and customer intervenors, Transmission filed a settlement agreement on July 30, 1996, which was approved by FERC order issued September 27, 1996. The settlement provided for a reduction of $18.75 million in its Gas Plant in Service account. In addition, the settlement provided that Transmission would restructure its capital accounts by removing approximately $348 million of excess donated capital on its books related to the Phase III construction. As required under the settlement, Transmission debited its Donations Received from Stockholders account and credited its Notes Receivable from Associated Companies Account. The settlement is without prejudice to Transmission seeking Commission approval to recover the $18.75 million, required to be removed from its plant account, in the rate case filed by Transmission on August 30, 1996.

           The DOA is conducting a review of Transmission's books and records as to the construction costs of the Phase III expansion. There has been no indication at this point that the auditors have found any costs not properly charged. The FERC's Division of Enforcement (DOE) is conducting an informal investigation as to the possible non-compliance with certain environmental conditions attached to the FERC certificate authorizing the Phase III expansion. DOE has not informed the Company's management of the identification of costs not properly recoverable by Transmission. By order issued November 27, 1996, the FERC consolidated the Phase III cost audit and the DOE informal investigation with Transmission's rate case in Docket No. RP96-366-000. Discovery is underway, and the Company's management believes settlement discussions will begin in a few months.

           The outcome of these matters cannot be determined at this time; however, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                        CITRUS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

           The carrying amounts and fair value of the Company's financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                                       1996                                 1995
                               ------------------------           -------------------------
                               Carrying       Estimated            Carrying       Estimated
                                Amount       Fair Value            Amount        Fair Value
                               ------------------------           -------------------------
Cash and cash equivalents       $   16,063   $   16,063            $    2,985    $    2,985
Contract reformation
costs, net                           7,078        7,078                33,584        33,584
TCR deferred revenues                6,256        6,256                37,392        37,392
Notes payable to banks              15,000       15,000                70,000        70,000
Long-term debt                   1,125,000    1,245,688             1,125,000     1,325,276

           The carrying amount of cash and cash equivalents, contract reformation costs, TCR deferred revenues and notes payable reasonably approximate their fair value. The fair value of long-term debt is based upon market quotations of similar debt at interest rates currently available.

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
               OF SONAT INC. FOR THE YEAR ENDED DECEMBER 31, 1996

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

PAGE                          DESCRIPTION
----                          -----------
 I-5  Map of the Southwestern and Southcentral United States
      (Texas, Oklahoma, Arkansas, Louisiana, Mississippi and
      Alabama) generally showing the gas reserve basins and areas in which Exploration has significant lease interests. These leases are described in the charts on Page I-4.
I-14  Map of the Southeastern United States showing the
      approximate location of the pipeline systems of Southern,
      Florida Gas, and SIA (as described on pages I-7, I-12, and
      I-16, respectively), and the underground storage facilities of Southern (as described on page I-8 and I-9).