Form 10-Q
period 1997-03-31
SONAT INC
filed 1997-05-09
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997

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

                         COMMON STOCK, $1.00 PAR VALUE:

                 86,037,895 SHARES OUTSTANDING ON APRIL 30, 1997

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX


                                                                                          Page No.

PART I.        Financial Information

               Item 1.    Financial Statements

                          Condensed Consolidated Balance Sheets--
                            March 31, 1997 and December 31, 1996                           1

                          Condensed Consolidated Statements of Income--
                            Three Months Ended March 31, 1997 and 1996                     2

                          Condensed Consolidated Statements of Cash Flows--
                            Three Months Ended March 31, 1997 and 1996                     3

                          Notes to Condensed Consolidated Financial
                            Statements                                                     4 - 9


               Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                           10 - 22

PART II.       Other Information

               Item 1.    Legal Proceedings                                               23

               Item 4.    Submission of Matters to a Vote of Security
                            Holders                                                       23

               Item 6.    Exhibits and Reports on Form 8-K                                24

                                  PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                   SONAT INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                 March 31,          December 31,
                                                                   1997                 1996
                                                                         (In Thousands)
                                              ASSETS
Current Assets:
   Cash and cash equivalents                                     $   21,856           $   29,639
   Accounts receivable                                              382,010              577,021
   Inventories                                                       29,669               30,500
   Gas imbalance receivables                                         20,600               21,694
   Other                                                             20,786               34,436
                                                                 ----------           ----------
      Total Current Assets                                          474,921              693,290
                                                                 ----------           ----------

Investments in Unconsolidated Affiliates and Other                  479,283              465,121
                                                                 ----------           ----------

Plant, Property and Equipment                                     5,200,306            5,084,283
   Less accumulated depreciation, depletion
      and amortization                                            2,671,139            2,650,419
                                                                 ----------           ----------
                                                                  2,529,167            2,433,864
                                                                 ----------           ----------
Deferred Charges and Other:
   Gas supply realignment costs                                       8,768               11,144
   Other                                                            156,381              171,240
                                                                 ----------           ----------
                                                                    165,149              182,384
                                                                 ----------           ----------

Total Assets                                                     $3,648,520           $3,774,659
                                                                 ==========           ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Long-term debt due within one year                            $   53,535           $   53,707
   Unsecured notes                                                  140,400              158,030
   Accounts payable                                                 369,947              510,130
   Accrued income taxes                                              42,484               26,726
   Accrued interest                                                  32,177               28,584
   Gas imbalance payables                                            16,166               20,290
   Other                                                             46,629               51,370
                                                                 ----------           ----------
      Total Current Liabilities                                     701,338              848,837
                                                                 ----------           ----------

Long-Term Debt                                                      861,382              872,255
                                                                 ----------           ----------

Deferred Credits and Other:
   Deferred income taxes                                            294,503              284,564
   Reserves for regulatory matters                                   14,933               14,644
   Other                                                            169,515              169,995
                                                                 ----------           ----------
                                                                    478,951              469,203
                                                                 ----------           ----------
Commitments and Contingencies

Stockholders' Equity:
   Common stock and other capital                                   118,163              118,881
   Retained earnings                                              1,538,784            1,495,186
                                                                 ----------           ----------
                                                                  1,656,947            1,614,067
   Less treasury stock                                              (50,098)             (29,703)
                                                                 ----------           ----------
      Total Stockholders' Equity                                  1,606,849            1,584,364
                                                                 ----------           ----------

Total Liabilities and Stockholders' Equity                       $3,648,520           $3,774,659
                                                                 ==========           ==========



                             See accompanying notes.

                                   SONAT INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                            Three Months
                                                                           Ended March 31,
                                                                    1997                 1996
                                                                         (In Thousands, Except
                                                                           Per-Share Amounts)

Revenues                                                         $1,122,289             $734,406
                                                                 ----------             --------

Costs and Expenses:
   Natural gas cost                                                 822,979              500,340
   Transition cost recovery                                           2,265               (5,383)
   Electric power cost                                               32,886                4,796
   Operating and maintenance                                         41,935               39,258
   General and administrative                                        41,038               32,958
   Depreciation, depletion and amortization                          68,483               67,373
   Taxes, other than income                                           5,794               11,833
                                                                 ----------             --------
                                                                  1,015,380              651,175
                                                                 ----------             --------

Operating Income                                                    106,909               83,231

Other Income (Loss), Net:
   Equity in earnings of
      unconsolidated affiliates                                      10,122                8,955
   Minority interest                                                   (872)              (4,662)
   Other                                                              3,826                 (104)
                                                                 ----------             --------
                                                                     13,076                4,189
                                                                 ----------             --------

Interest:
   Interest income                                                      866                1,623
   Interest expense                                                 (21,771)             (24,219)
   Interest capitalized                                               1,125                1,359
                                                                 ----------             --------
                                                                    (19,780)             (21,237)
                                                                 ----------             --------

Income before Income Taxes                                          100,205               66,183

Income Tax Expense                                                   33,359               20,614
                                                                 ----------             --------

Net Income                                                       $   66,846             $ 45,569
                                                                 ==========             ========

Earnings Per Share of Common Stock                               $      .78             $    .53
                                                                 ==========             ========

Weighted Average Shares Outstanding                                  86,229               86,128
                                                                 ==========             ========

Dividends Paid Per Share                                         $      .27             $    .27
                                                                 ==========             ========









                             See accompanying notes.

                                   SONAT INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                          Three Months
                                                                         Ended March 31,
                                                                   1997                  1996
                                                                         (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                   $    66,846          $    45,569
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation, depletion and amortization                    68,483               67,373
         Deferred income taxes                                        9,834               18,990
         Equity in earnings of unconsolidated
           affiliates, less distributions                           (10,117)              (8,949)
         Gas supply realignment costs                                 2,376               (9,684)
         Change in:
           Accounts receivable                                      195,011              (28,175)
           Inventories                                                  831               (6,676)
           Accounts payable                                        (140,183)              17,733
           Accrued interest and income taxes, net                    19,798                1,443
           Other current assets and liabilities                       5,443                5,123
         Other                                                       16,947                1,327
                                                                -----------          -----------

           Net cash provided by operating activities                235,269              104,074
                                                                -----------          -----------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                         (163,539)            (124,269)
   Net proceeds from disposal of assets                                 468                3,638
   Investments in unconsolidated affiliates and
      other                                                          (5,129)              (2,370)
                                                                -----------          -----------

           Net cash used in investing activities                   (168,200)            (123,001)
                                                                -----------          -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                         450,000                 -
   Payments of long-term debt                                      (461,045)              (5,945)
   Changes in short-term borrowings                                 (17,630)              22,140
                                                                -----------          -----------
      Net changes in debt                                           (28,675)              16,195
   Dividends paid                                                   (23,248)             (23,261)
   Treasury stock purchases and other                               (22,929)              (5,579)
                                                                -----------          -----------

           Net cash used in financing activities                    (74,852)             (12,645)
                                                                -----------          -----------

Net Decrease in Cash and Cash Equivalents                            (7,783)             (31,572)

Cash and Cash Equivalents at Beginning of Period                     29,639               37,289
                                                                -----------          -----------

Cash and Cash Equivalents at End of Period                      $    21,856          $     5,717
                                                                ===========          ===========
Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                         $    16,236          $    15,136
   Income taxes, net                                            $     7,769          $       872




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

        Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.      Derivative Financial Instruments

        The Company uses futures contracts, options and price swap agreements to hedge its commodity price risk on crude oil and natural gas. Gains or losses experienced on hedging transactions are offset by the related gains or losses recognized on the sale of the commodity. Sonat Marketing Company L.P. (Sonat Marketing) performs all hedging activity for both its own account and for the account of Sonat Exploration Company. To date, Sonat Marketing has used derivatives to hedge only physical transactions. In the second or third quarter of 1997 Sonat Marketing intends to begin engaging in derivative transactions to meet its customer needs, subject to policies that limit the aggregate value at risk and mark to market positions of its transactions.

        Futures - Natural gas and oil futures contracts are traded on the New York Mercantile Exchange (NYMEX). Natural gas contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Oil futures are for fixed units of 1,000 barrels and are available for up to 34 months in the future. NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets (the margin) with a broker at the time the contract is initiated. Brokers mark open positions to market daily and
require   additional  assets  to  be  maintained  on  deposit  when  significant unrealized  losses  are  experienced  or  allow  deposits  to  be  reduced  when unrealized gains are experienced. At March 31, 1997, the Company had net deposits of $6.9 million with brokers for margin calls, included in other current assets on the Condensed Consolidated Balance Sheet, of which $2.7 million was for Sonat Marketing's account and $4.2 million for Sonat Exploration's account.

        Sonat Marketing uses natural gas futures contracts to reduce exposure to price risk when gas is not bought and sold simultaneously. Sonat Exploration uses futures contracts to lock in the price for portions of its expected future natural gas production when it believes that prices are at acceptable levels.

        At March 31, 1997, the Company had the following open futures positions:


                                                                          Deferred Gain or
                                                Open Contracts                 (Loss)
                                                 Long (Short)              (In Thousands)
Natural Gas Futures:
    For Marketing's account                          1,120                     $(2,040)
    For Exploration's account                       (1,884)                       (272)
                                                   -------                     -------
        Total                                         (764)                    $(2,312)
                                                   =======                     =======

Oil Futures:
    For Marketing's account                           -                        $  -
    For Exploration's account                         (795)                       (280)
                                                   -------                     -------
        Total                                         (795)                    $  (280)
                                                   =======                     =======


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

        At March 31, 1997, the Company had the following open swap positions:


                                          Number of        Fair             Duration of
                                         Agreements        Value       Individual Contracts
                                                      (In Thousands)
Natural Gas Swaps:
    For Marketing's account                  70          $   (150)         1 month - 67 months
    For Exploration's account                34           (15,818)        6 months - 21 months
                                            ---          --------
                                            104          $(15,968)
                                            ===          ========

        Options - Options can be exchange traded on the NYMEX or traded over the counter. Exchange traded options give the owner the right but not the obligation to a futures contract. Over the counter options give the owner the right but not the obligation to buy or sell an underlying commodity at a given price. At March 31, 1997, Sonat Marketing had only over the counter options.

        In order to meet the requirements of certain gas purchase agreements, Sonat Marketing has purchased puts of 28 TBtu and sold calls of 22.4 TBtu with a counterparty at zero cost. Marketing also has sold puts for notional volumes of
5.1 TBtu. At March 31, 1997, the market value of these options was a favorable $.4 million.

        Credit Risk - Due to changes in market conditions the value of swaps and options can change in relation to their value to the Company. At March 31, 1997, the market value of the Company's in-the-money swaps was $1.8 million. The credit risk resulting from in-the-money swaps is monitored on a regular basis. Sonat Marketing has established policies and procedures to evaluate potential counterparties for credit worthiness before entering into over the counter swap and option agreements.

3.      Unconsolidated Affiliates

        The following table presents the components of equity in earnings of unconsolidated affiliates:

                                                                           Three Months
                                                                          Ended March 31,
                                                                      1997              1996
                                                                          (In Thousands)
Company's Share of Reported Earnings (Losses):

   Exploration and Production                                        $   117            $   41
                                                                     -------            ------

   Natural Gas Transmission:
      Citrus Corp.                                                     6,295             5,644
      Amortization of Citrus basis difference                            346               346
      Bear Creek Storage                                               2,708             2,618
      Other                                                              (12)              (47)
                                                                     -------            ------
                                                                       9,337             8,561
                                                                     -------            ------

   Energy Marketing                                                      292              -
                                                                     -------            ------

   Other                                                                 376               353
                                                                     -------            ------

                                                                     $10,122            $8,955
                                                                     =======            ======

        Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent company of Florida Gas Transmission Company. A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

        The following is summarized income statement information for Citrus:

                                                                           Three Months
                                                                          Ended March 31,
                                                                      1997              1996
                                                                          (In Thousands)

   Revenues                                                         $170,763          $184,082
   Expenses:
      Natural gas cost                                                83,436            97,673
      Operating expenses                                              22,446            22,395
      Depreciation and amortization                                   20,205            20,214
      Interest and other                                              24,239            25,396
      Income taxes                                                     7,847             7,117
                                                                    --------          --------

   Income Reported                                                  $ 12,590          $ 11,287
                                                                    ========          ========


        The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                           Three Months
                                                                          Ended March 31,
                                                                      1997              1996
                                                                          (In Thousands)

   Revenues                                                           $9,346            $9,241
   Expenses:
      Operating expenses                                               1,241             1,166
      Depreciation                                                     1,356             1,353
      Other expenses, net                                              1,333             1,486
                                                                      ------            ------

   Income Reported                                                    $5,416            $5,236
                                                                      ======            ======

4.      Debt and Lines of Credit

        Long-Term Debt - Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. During the first quarter of 1997, $450 million was borrowed and $300 million was repaid under the revolving credit agreement, resulting in $150 million outstanding at March 31, 1997, at a rate of 5.58 percent.

        Unsecured  Notes  -  Loans   outstanding  under  all  short-term  credit
facilities are for a duration of less than three months.

        Sonat and Southern have available short-term lines of credit of $200.0 million and $50.0 million, respectively, through May 27, 1997. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1997, Sonat had $15.4 million outstanding at a rate of 7.40 percent and no amount was outstanding under Southern's agreement.

        Sonat had $125 million in commercial paper outstanding at an average rate of 6.24 percent at March 31, 1997.

5.      Commitments and Contingencies

        Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At March 31, 1997, Southern's rates are established by a settlement with all of its customers (except one representing approximately 2 percent of Southern's firm transportation volumes) that was approved by a FERC order issued in 1995 and are not subject to refund. (See Rate Matters in Item 2 of this report.)

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

        Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm (Dth), calculated on a 100 percent load factor basis, effective January 1, 1997. The settlement was supported by the staff of the FERC and one of two groups of active intervenors, but was opposed by the complainant shippers, which was the other group of active intervenors. By order dated April 16, 1997, the FERC approved the settlement with modifications, making a merits determination as to just and reasonable rate levels to become effective for contesting and non-contesting parties as of May 1, 1997. Under the FERC Order, Sea Robin's transportation rates were reduced an additional $.006 per Dth, calculated on a 100 percent load factor basis, below the proposed settlement rate level. Sea Robin intends to seek rehearing of the settlement order on the grounds that it improperly modified the settlement terms as to non-contesting parties, and that it failed to properly consider the filed case in making its merits determinations as to contesting parties.

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


                                                                           Three Months
                                                                          Ended March 31,
                                                                    1997                 1996
                                                                           (In Millions)
Operating Income:
   Exploration and production                                       $ 56.7               $20.0
   Natural gas transmission                                           46.8                48.1
   Energy marketing                                                    1.5                12.4
   Other                                                               1.9                 2.7
                                                                    ------               -----

      Operating Income                                              $106.9               $83.2
                                                                    ======               =====


EXPLORATION AND PRODUCTION

        The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. In 1996, Sonat Exploration broadened its growth strategy by increasing its focus on low-risk exploration and aggressive development drilling as opposed to only property acquisition. Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's affiliate operating in the Energy Marketing segment.

        Sonat Exploration maintained its active development and exploration drilling program in the first quarter of 1997, participating in the completion of 86 gross development wells, of which 78 were successful, and five exploratory wells, three of which were successful. The Austin Chalk trend of east Texas and west Louisiana was again a very active drilling area. Nine wells were drilled in the Austin Chalk trend, of which eight were successful.

Recent Discoveries

        Sonat Exploration's most important exploratory program is in the Cotton Valley Pinnacle Reef trend in the East Texas salt basin, one of the most active, high-potential onshore exploratory plays in the lower 48 states. In the first quarter of 1997, Sonat Exploration completed drilling and testing its fourth Cotton Valley Pinnacle Reef trend discovery, the Sonat Exploration Cook No. 3 well, in the Bear Grass area of Leon County, Texas. Based on these tests, Sonat Exploration believes the Cook No. 3 has 60 to 70 billion cubic feet (Bcf) of recoverable natural gas reserves. Sonat Exploration has a 50 percent working interest in the well.

        In its largest development drilling program, the Austin Chalk trend of east Texas and west Louisiana, Sonat Exploration had excellent completion results from its first company-operated well in the Hurricane Branch area of Vernon Parish, Louisiana, the Scobee No. 1 well. The Scobee No. 1 exhibited the highest initial hydrocarbon production rate of any Sonat operated well in the entire Eastern Austin Chalk area, flowing 3,840 barrels of oil and 9.5 million cubic feet of natural gas per day. Sonat Exploration has a 60 percent working interest in this well.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                           Three Months
                                                                          Ended March 31,
                                                                    1997                 1996
                                                                           (In Millions)
Revenues:
   Sales to others                                                  $ 39.9              $ 15.8
   Intersegment sales                                                114.3                95.8
                                                                    ------              ------
      Total Revenues                                                 154.2               111.6
                                                                    ------              ------

Costs and Expenses:
   Operating and maintenance                                          16.1                15.4
   Exploration expense                                                 6.0                 3.5
   General and administrative                                         13.9                11.9
   Depreciation, depletion and
      amortization                                                    54.4                54.9
   Taxes, other than income                                            6.4                 5.8
   Other expenses                                                       .7                  .1
                                                                    ------              ------
                                                                      97.5                91.6
                                                                    ------              ------
      Operating Income                                              $ 56.7              $ 20.0
                                                                    ======              ======


Net Sales Volumes:
   Gas (Bcf)                                                            50                  47
   Oil and condensate (MBbls)                                        1,042               1,078
   Natural gas liquids (MBbls)                                         362                 386
----------------------------------------------------------------------------------------------

Average Sales Prices:
   Gas ($/Mcf)                                                      $ 2.49              $ 1.92
   Oil and condensate ($/Bbl)                                        22.42               18.10
   Natural gas liquids ($/Bbl)                                       17.13                9.45
----------------------------------------------------------------------------------------------


First Quarter 1997 to First Quarter 1996 Analysis

        Operating income increased $36.7 million primarily due to higher natural gas and oil prices. Although natural gas prices weakened somewhat during the quarter, average realized prices increased to $2.49 per thousand cubic feet
(Mcf) in the first quarter of 1997 from $1.92 per Mcf in the first quarter of 1996, a 30 percent increase. Realized oil prices increased 24 percent to an average of $22.42 per barrel from $18.10 per barrel in the first quarter of 1996. Higher natural gas production also contributed to the increase in operating income.

        Costs and expenses were slightly higher in the first quarter of 1997 due to several factors. Exploration expense increased $2.5 million as Sonat Exploration increased its exploration activity. Operating and maintenance expense increased $.7 million and general and administrative expense increased $2.0 million due to expanding operations. Lower allocations of corporate charges slightly offset the increase in general and administrative expense. Depreciation, depletion and amortization expense decreased slightly as a result of a lower amortization rate.

Hedging Activities

        Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for both its natural gas production and its oil production, which it sells in the spot market. (See Market and Financial Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions are offset by the related gains or losses recognized on the sale of the commodity. Natural gas revenues were reduced by $12.7 million and $16.1 million and oil revenues were reduced by $.9 million and $1.4 million in the 1997 and 1996 periods, respectively, relating to hedging activities.

        A portion of Sonat Exploration's future production is hedged. Gas production for the last nine months of 1997 through 2000 in the aggregate amount of 203.3 TBtus is hedged at a weighted average price of $2.03 per MMBtu. Of this amount, 47.8 TBtu at a weighted average price of $2.03 relates to remaining 1997 production, which represents approximately 23 percent of expected production. Oil production of approximately 800 thousand barrels, or 14 percent of expected production, is hedged for the remainder of 1997 at a weighted average price of $20.42 per barrel.

NATURAL GAS TRANSMISSION

        The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern), and Citrus Corp. (a 50 percent-owned company).

        Southern is aggressively seeking to expand its pipeline system in its traditional market area and to connect new gas supplies.

        In April 1997, an amended application and tariff for the Destin Pipeline was filed with the Federal Energy Regulatory Commission (FERC) to reflect the fact that units of Shell Oil Company and Amoco Corporation have joined in the ownership of this 1 Bcf per day, $300 million pipeline designed to transport natural gas from the growing eastern Gulf of Mexico production area. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline, and discussions are underway with other prospective shippers. The pipeline, which is still subject to FERC approval, is expected to be completed in mid-1998.

        Also in April 1997, the FERC issued an order that permits Southern to begin construction on a $36 million project that will add 46 million cubic feet per day of firm capacity for customers in Georgia and Tennessee. Construction is planned to begin in mid-May, and this project is expected to be in service in late 1997. Southern is also moving forward on expansions to eastern Tennessee and northern Alabama that have a total estimated capital cost of $107 million. The North Alabama expansion, which is pending before the FERC, is now anticipated to go in service in the summer of 1998. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that is expected to be filed in May.

NATURAL GAS TRANSMISSION

                                                                           Three Months
                                                                          Ended March 31,
                                                                    1997                 1996
                                                                           (In Millions)
Operating Income (Loss):
   Southern Natural Gas Company and
      subsidiaries                                                  $ 46.6              $ 48.2
   Other                                                               0.2                (0.1)
                                                                    ------              ------

      Total Operating Income                                        $ 46.8              $ 48.1
                                                                    ======              ======


SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                                           Three Months
                                                                          Ended March 31,
                                                                    1997                 1996
                                                                           (In Millions)
Revenues:
   Gas sales                                                        $ 51.0              $ 60.2
   Market transportation and storage                                  83.2                84.4
   Supply transportation                                              10.5                11.2
   Other                                                               7.8                 1.5
                                                                    ------              ------
      Total Revenues                                                 152.5               157.3
                                                                    ------              ------

Costs and Expenses:
   Natural gas cost                                                   51.1                57.6
   Transition cost recovery                                            2.3                (5.4)
   Operating and maintenance                                          17.6                19.9
   General and administrative                                         18.0                19.5
   Depreciation and amortization                                      11.7                12.4
   Taxes, other than income                                            5.2                 5.1
                                                                    ------              ------
                                                                     105.9               109.1
                                                                    ------              ------
      Operating Income                                              $ 46.6              $ 48.2
                                                                    ======              ======

Equity in Earnings of
   Unconsolidated Affiliates                                        $  2.7              $  2.6
                                                                    ======              ======

                                                                       (Billion Cubic Feet)
Volumes:
   Intrastate gas sales                                                  -                   2
   Market transportation                                               170                 208
                                                                       ---                 ---
      Total Market Throughput                                          170                 210
   Supply transportation                                                80                  85
                                                                       ---                 ---
      Total Volumes                                                    250                 295
                                                                       ===                 ===

   Transition gas sales                                                 18                  17
                                                                       ===                 ===


CITRUS CORP.
                                                                           (In Millions)
Equity in Earnings of
   Citrus Corp.                                                       $6.6                $6.0
                                                                      ====                ====

                                                                       (Billion Cubic Feet)
Florida Gas Volumes (100%):
   Market transportation                                                98                  91
   Supply transportation                                                 8                   8
                                                                       ---                 ---
      Total Volumes                                                    106                  99
                                                                       ===                 ===


First Quarter 1997 to First Quarter 1996 Analysis

        Southern Natural Gas - Operating results for the first quarter of 1997 were down slightly compared with the prior year primarily due to lower throughput, partially offset by lower expenses.

        Gas sales revenue and natural gas cost decreased in the 1997 period due to lower volumes resulting from the transfer to Sonat of its ownership of a small intrastate pipeline, which was immaterial to operating results, and sales of storage gas in 1996. Market transportation revenues decreased due to lower volumes resulting primarily from warmer weather. The decrease in supply transportation revenues reflects lower transportation volumes at Sea Robin
Pipeline Company, a wholly owned subsidiary of Southern. Other revenues and transition cost recovery in the 1997 period were higher due to a $16 million gas supply realignment (GSR) cost refund made pursuant to Southern's approved settlement. Since the impact of this refund was offsetting in nature, operating income was not affected. Absent the GSR refund, other revenues and transition cost recovery were lower in 1997 due to a higher GSR recovery rate in the 1996 period. Operating and maintenance expenses decreased in 1997 as a result of cost cutting measures, and general and administrative expenses decreased primarily due to lower allocations of corporate charges.

        Citrus - Equity in earnings of Citrus increased $.6 million to $6.6 million.

Natural Gas Sales and Supply

        Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of FERC Order No. 636, Southern has terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent of the purchase commitments in 1997 described below. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market. Pending the termination of these remaining supply contracts, Southern is selling a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

        Southern's purchase commitments under its remaining gas supply contracts for the last nine months of 1997 and years 1998 through 2001 are estimated as follows:

                                                                  Estimated
                                                                  Purchase
                                                                 Commitments
                                                                (In Millions)

        1997                                                         $136
        1998                                                           19
        1999                                                           17
        2000                                                           15
        2001                                                           10

        These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty.

Rate Matters

        A settlement approved by the FERC in 1995 resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of FERC Order No. 636, except for one contesting party that represents approximately 2 percent of Southern's firm transportation volumes. That party has appealed the FERC's approval of the settlement and orders in the proceedings to the United States Circuit Court of Appeals. The settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999.

ENERGY MARKETING

        Sonat Energy Services, through its subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing business in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration Company's natural gas production.

        Sonat Marketing's business has continued to grow rapidly. Sonat Marketing's average daily sales volumes increased to 3.5 billion cubic feet during the first quarter of 1997, up 52 percent from the 2.3 billion cubic feet reported during the first quarter of 1996. This growth was achieved in large part by the Company's focus on its strategy of working closer with its customers and delivering outstanding customer service.

        Sonat Marketing uses natural gas and oil futures contracts, options, and gas and oil price swap agreements to hedge the effects of market price volatility on its operating results. These instruments are used to lock in margins on Sonat Marketing's gas transactions. Sonat Marketing also uses futures to enable it to hedge fixed-price contracts to both its suppliers and its customers. (See Market and Financial Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

        Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies. In the first quarter of 1997, Sonat Power Marketing has remained focused on expanding its wholesale electric business, which is evidenced by the significant growth in sales volumes. Sales volumes grew to 1.4 million megawatt hours in the first quarter of 1997 from 210 thousand megawatt hours in the first quarter of 1996.

ENERGY MARKETING

                                                                           Three Months
                                                                          Ended March 31,
                                                                    1997                 1996
                                                                           (In Millions)

Revenues                                                            $959.7              $596.8
                                                                    ======              ======

Operating Income                                                    $  1.5              $ 12.4
                                                                    ======              ======

Sonat Marketing Gas Sales Volumes (100%)
   (Billion Cubic Feet)                                                304                 209
                                                                     =====                 ===

Sonat Power Marketing Sales Volumes (100%)
   (Thousands of Megawatt Hours)                                     1,397                 210
                                                                     =====                 ===



First Quarter 1997 to First Quarter 1996 Analysis

        Although revenues and sales volumes grew significantly, Sonat Energy Services' operating income declined $10.9 million in the first quarter of 1997 compared to the 1996 period. In the first quarter of 1996, increased price volatility and tight natural gas supplies in certain markets created excellent trading opportunities for Sonat Marketing. Similar conditions and opportunities did not occur in the first quarter of 1997. Additionally, general and administrative expense increased due to growth in operations.

Other Income Statement Items

                                                                           Three Months
                                                                          Ended March 31,
                                                                    1997                 1996
                                                                           (In Millions)

Other Income (Loss), Net:
   Equity in earnings of unconsolidated affiliates                  $ 10.1              $  9.0
   Minority interest                                                  (0.9)               (4.7)
   Other                                                               3.9                (0.1)
                                                                    ------              ------
                                                                    $ 13.1              $  4.2
                                                                    ======              ======


        The increase in equity in earnings of unconsolidated affiliates is primarily due to improved results at Citrus. Minority interest reflects AGL Resource's 35 percent share of earnings in Sonat Marketing and Sonat Power Marketing (operating results were discussed earlier in the Energy Marketing section). In addition, Other in the 1997 period includes a gain on the termination of an interest rate swap and higher levels of allowances for funds capitalized at Southern.

Interest Expense, Net                                               $ 19.8              $ 21.2

        Net interest expense decreased in 1997 due to sharply lower interest expense resulting from lower average regulatory reserve balances. Partially offsetting the reduction was lower GSR related interest income and higher interest expense related to higher average debt levels.

Income Tax Expense                                                  $ 33.4              $ 20.6

        Income tax expense increased in the 1997 period due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities                                                $235.3              $104.1

        Cash flow from operations increased $131.2 million compared with the 1996 period primarily due to improved operating results at Sonat Exploration (discussed earlier in the Results of Operations section) and higher cash flow at Southern.

        The change in deferred income taxes is primarily due to higher levels of intangible drilling costs at Sonat Exploration in the 1996 quarter. The change in net GSR costs represents net recoveries in the current period compared to net payments in the prior period. The change in accounts receivable and accounts payable is primarily attributable to improved operating results and to the expanding business of Energy Marketing, which had high receivables and payables balances in December 1996 due to natural gas prices. The change in inventory resulted from Southern's purchase of materials for various expansion projects in 1996. The change in interest and taxes primarily reflects higher intangible drilling costs in the prior period and higher taxable income in the current period. The increase in Other is primarily due to the 1996 period's higher purchases of gas stored underground by Southern and deferred losses on hedging transactions.


                                                                           Three Months
                                                                          Ended March 31,
                                                                    1997                 1996
                                                                           (In Millions)

Investing Activities                                               $(168.2)            $(123.0)

        Net cash used in investing activities was $45.2 million higher in 1997 compared to 1996. The increase was primarily attributable to capital expenditures, which were higher due to increased developmental drilling at Sonat Exploration and system expansions at Southern.

        Capital expenditures for the Company's business segments (excluding exploratory costs and unconsolidated affiliates) were as follows:


        Exploration and Production                                 $ 128.0             $ 107.0
        Natural Gas Transmission                                      31.7                15.5
        Energy Marketing                                               2.8                 0.4
        Other                                                          1.0                 1.4
                                                                   -------             -------

        Total                                                      $ 163.5             $ 124.3
                                                                   =======             =======


        The Company's share of capital expenditures by its unconsolidated affiliates was $2.0 million and $2.5 million in the first quarter of 1997 and 1996, respectively.

Financing Activities                                               $ (74.9)            $ (12.6)

        Net cash used in financing activities was $62.3 million higher in the 1997 period compared to the 1996 period. The repayment of short term borrowings by Sonat and the purchase of stock under the stock repurchase program were the primary reasons for the increased cash requirements in the 1997 period.

CAPITAL RESOURCES

        At March 31, 1997, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $460 million was available. The Company has a policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement, and, as a result, at that date the Company would not have deemed available under the lines of credit and the revolving credit agreement an amount equal to the $125 million of commercial paper then outstanding.

        Sonat has a shelf registration with the Securities and Exchange Commission (SEC) that provides for issuance of up to $500 million in debt securities of which $200 million has been issued. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued.

        The Company has a stock repurchase program in effect through the end of 1997. As of March 31, 1997, the Company had remaining authority to purchase approximately 470,000 shares of the Company's common stock. Shares purchased are intended for reissuance in connection with employee stock options and restricted stock programs.

        The Company believes that cash flow from operations and borrowings under its existing credit facilities and shelf registrations would provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET AND FINANCIAL RISK MANAGEMENT

        The Company's primary market risk exposure is the volatility of spot-market natural gas and oil prices, which affects the operating results of Sonat Exploration and Sonat Marketing. The Company's use of derivatives to reduce the effect of this volatility is described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

        The Company's use of these derivative instruments is implemented under a set of policies approved by the Board of Directors. Speculative transactions using financial derivatives are prohibited. In the case of Sonat Exploration, these policies prohibit transactions not matched by physical commodity positions. For commodity price hedges, these policies set limits regarding volumes relative to budgeted production or sales levels. Sonat Marketing uses derivatives to hedge physical positions and is authorized to engage in financial transactions to support its customers needs subject to a policy that limits the net positions to specific value at risk limits. Material forward rate agreements and swap counterparties are approved by the Board, and volume limits for swaps are set for any single counterparty. Reports detailing each transaction, mark to market and value at risk positions, are reviewed by management. In addition, all hedge activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

FORWARD LOOKING STATEMENTS

        From time to time the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business plans and prospects, objectives, future projects, and similar matters. This report contains such forward-looking statements. These forward-looking statements are based on assumptions that the Company believes are reasonable. A variety of factors, however, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

        Important factors that could cause actual results to differ include the timing and extent of changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and results of oil and gas exploratory and development drilling and acquisition programs, which are subject to all the geologic and engineering risks typically associated with such activities and which results determine production levels and reserves; the possibility that actual recoverable reserves may vary adversely from the Company's reserve estimates due to factors outside the Company's control or ability to estimate; the results of the Company's hedging activities; the pace of deregulation of retail natural gas and electricity markets in the United States; and the success of management's cost reduction activities. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets. Any of the foregoing circumstances may cause the Company's management to change its operating or capital plans.

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

        The success of the Company's expansion projects in its natural gas transmission segment is dependent on obtaining both the necessary number of customer commitments for a project and regulatory approval of the project, which may encounter opposition by the staff of the FERC, environmental groups, local landowners, and customers of the Company or its local distribution customers. The Company's regulated natural gas transmission subsidiaries recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their firm transportation rates. There can be no assurance, however, that the existing customers of the Company's natural gas transmission subsidiaries will extend their firm service agreements at the same levels when their current service agreements expire.

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

                                  PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        In Jack J. Grynberg, ex rel. v. Alaska Pipeline Company, et al., which is described in Part I, Item 3, of the Company's report on Form 10-K for the year ended December 31, 1996, the court on March 27, 1997, granted the motion to dismiss filed by the Combined Defendants Group, which included Southern and Sea Robin. The dismissal, which was without prejudice against refiling, was based on two grounds: (1) the defendants were improperly joined in a single action, and
(2) the complaint failed to plead fraud with sufficient particularity to state a claim.


Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its 1997 Annual Meeting of Stockholders in Houston, Texas, on April 24, 1997. The stockholders voted (1) to elect five Directors as members of the Board of Directors of the Company, to serve until the 2000 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified, and (2) on a proposal to elect Ernst & Young LLP as the Company's Auditor ("Proposal No. 1").

        The vote for the nominees for Director was as follows:


         --------------------------- --------------- -----------------------
         Name of Nominee             Voted For       Authority Withheld
         --------------------------- --------------- -----------------------
         --------------------------- --------------- -----------------------
         Jerome J. Richardson        75,278,744             232,418
         --------------------------- --------------- -----------------------
         --------------------------- --------------- -----------------------
         Donald G. Russell           75,275,259             235,903
         --------------------------- --------------- -----------------------
         --------------------------- --------------- -----------------------
         Adrian M. Tocklin           75,278,245             232,917
         --------------------------- --------------- -----------------------
         --------------------------- --------------- -----------------------
         James B. Williams           75,274,126             237,036
         --------------------------- --------------- -----------------------
         --------------------------- --------------- -----------------------
         Joe B. Wyatt                75,282,584             228,578
         --------------------------- --------------- -----------------------

        The vote on Proposal No. 1 was as follows:

         ------------------- --------------- ------------------ -------------
                             Voted For         Voted Against    Abstained
         ------------------- --------------- ------------------ -------------
         ------------------- --------------- ------------------ -------------
         Proposal No. 1      75,188,097           148,288         174,777
         ------------------- --------------- ------------------ -------------

There were no broker non-votes with respect to either matter voted upon at the meeting. The five nominees for Director were duly elected as members of the Board of Directors and Proposal No. 1 was approved by the stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits(1)

Exhibit
Number                       Exhibits


11*            Computation of Earnings per Share

12*            Computation of Ratio of Earnings to Fixed Charges

27*            Financial Data Schedules for the period ended March 31, 1997
-------------
*   Filed herewith

(b)     Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended March 31, 1997.












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




                                                        SONAT INC.



Date:         May 9, 1997                       By:    /s/ James A. Rubright
       ------------------------                      -----------------------
                                                     James A. Rubright
                                                     Senior Vice President and
                                                     General Counsel




Date:         May 9, 1997                       By:    /s/ Thomas W. Barker, Jr.
       ------------------------                      ---------------------------
                                                     Thomas W. Barker, Jr.
                                                     Vice President-Finance and
                                                     Treasurer