Form 10-Q
period 1997-06-30
SONAT INC
filed 1997-08-11
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997

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

                         COMMON STOCK, $1.00 PAR VALUE:

                 85,750,945 SHARES OUTSTANDING ON JULY 31, 1997

                           SONAT INC. AND SUBSIDIARIES


                                      INDEX

                                                                                          Page No.

PART I.    Financial Information

           Item 1.    Financial Statements
                      Condensed Consolidated Balance Sheets
                          (Unaudited)--June 30, 1997 and December 31, 1996                 1

                      Condensed Consolidated Statements of Income
                          (Unaudited)--Three Months and Six Months Ended
                          June 30, 1997 and 1996                                           2

                      Condensed Consolidated Statements of Cash Flows
                          (Unaudited)--Six Months Ended June 30, 1997 and 1996             3

                      Notes to Condensed Consolidated Financial
                          Statements (Unaudited)                                           4 - 10

           Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                             11 - 23

PART II.   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                    24


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  June 30,             December 31,
                                                                    1997                   1996
                                                                          (In Thousands)
                                                                ASSETS
Current Assets:
   Cash and cash equivalents                                      $   18,366            $   29,639
   Accounts receivable                                               430,918               577,021
   Inventories                                                        51,979                30,500
   Gas imbalance receivables                                          13,635                21,694
   Other                                                              52,162                34,436
                                                                  ----------            ----------
      Total Current Assets                                           567,060               693,290
                                                                  ----------            ----------

Investments in Unconsolidated Affiliates and Other                   484,556               465,121
                                                                  ----------            ----------

Plant, Property and Equipment                                      5,342,957             5,084,283
   Less accumulated depreciation, depletion
      and amortization                                             2,730,368             2,650,419
                                                                  ----------            ----------
                                                                   2,612,589             2,433,864
                                                                  ----------            ----------
Deferred Charges and Other:
   Gas supply realignment costs                                        6,176                11,144
   Other                                                             166,677               171,240
                                                                  ----------            ----------
                                                                     172,853               182,384
                                                                  ----------            ----------

Total Assets                                                      $3,837,058            $3,774,659
                                                                  ==========            ==========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Long-term debt due within one year                             $   52,870            $   53,707
   Unsecured notes                                                   280,731               158,030
   Accounts payable                                                  409,097               510,130
   Accrued income taxes                                               11,902                26,726
   Accrued interest                                                   31,846                28,584
   Gas imbalance payables                                             13,360                20,290
   Other                                                              53,820                51,370
                                                                  ----------            ----------
      Total Current Liabilities                                      853,626               848,837
                                                                  ----------            ----------

Long-Term Debt                                                       861,150               872,255
                                                                  ----------            ----------

Deferred Credits and Other:
   Deferred income taxes                                             337,394               284,564
   Reserves for regulatory matters                                     4,641                14,644
   Other                                                             171,368               169,995
                                                                  ----------            ----------
                                                                     513,403               469,203
                                                                  ----------            ----------
Commitments and Contingencies

Stockholders' Equity:
   Common stock and other capital                                    115,955               118,881
   Retained earnings                                               1,551,769             1,495,186
                                                                  ----------            ----------
                                                                   1,667,724             1,614,067
   Less treasury stock                                                58,845                29,703
                                                                  ----------            ----------
      Total Stockholders' Equity                                   1,608,879             1,584,364
                                                                  ----------            ----------

Total Liabilities and Stockholders' Equity                        $3,837,058            $3,774,659
                                                                  ==========            ==========


                                                       See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months                   Six Months
                                                  Ended June 30,                Ended June 30,
                                                1997          1996         1997            1996
                                                  (In Thousands, Except Per-Share Amounts)

Revenues                                      $815,304       $637,330    $1,887,447     $1,332,934
                                              --------       --------    ----------     ----------

Costs and Expenses:
   Natural gas cost                            548,293        386,825     1,323,391        842,980
   Electric power cost                          42,970          9,101        75,856         13,897
   Operating and maintenance                    48,555         43,019        90,490         82,277
   General and administrative                   34,270         41,155        75,308         74,113
   Depreciation, depletion
      and amortization                          64,639         71,378       133,122        138,751
   Taxes, other than income                     11,108         11,611        16,902         23,444
                                              --------       --------    ----------     ----------
                                               749,835        563,089     1,715,069      1,175,462
                                              --------       --------    ----------     ----------

Operating Income                                65,469         74,241       172,378        157,472

Other Income (Loss), Net:
   Equity in earnings of
      unconsolidated affiliates                  9,445          7,498        19,567         16,453
   Minority interest                                76           (447)         (796)        (5,109)
   Other                                           787          1,993         4,613          1,889
                                              --------       --------    ----------     ----------
                                                10,308          9,044        23,384         13,233
                                              --------       --------    ----------     ----------

Interest:
   Interest income                                 707            700         1,573          2,323
   Interest expense                            (23,375)       (23,916)      (45,146)       (48,135)
   Interest capitalized                            907          1,319         2,032          2,678
                                              --------       --------    ----------     ----------
                                               (21,761)       (21,897)      (41,541)       (43,134)
                                              --------       --------    ----------     ----------

Income before Income Taxes                      54,016         61,388       154,221        127,571

Income Tax Expense                              17,793         20,793        51,152         41,407
                                              --------       --------    ----------     ----------

Net Income                                    $ 36,223       $ 40,595    $  103,069     $   86,164
                                              ========       ========    ==========     ==========

Earnings Per Share of Common Stock            $    .42       $    .47    $     1.20     $     1.00
                                              ========       ========    ==========     ==========

Weighted Average Shares Outstanding             86,026         86,208        86,127         86,168

Dividends Paid Per Share                      $    .27       $    .27    $      .54     $      .54
                                              ========       ========    ==========     ==========










                                                       See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months
                                                                          Ended June 30,
                                                                    1997                 1996
                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                      $ 103,069             $  86,164
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation, depletion and amortization                    133,122               138,781
         Deferred income taxes                                        52,830                64,173
         Equity in earnings of unconsolidated affiliates,
           less distributions                                        (15,056)              (11,292)
         Gain on disposal of assets                                     (311)               (3,274)
         Reserves for regulatory matters                             (10,003)             (167,339)
         Gas supply realignment costs                                  4,968               174,947
         Change in:
           Accounts receivable                                       146,103               (16,332)
           Inventories                                               (21,479)              (12,032)
           Accounts payable                                         (101,033)               45,496
           Accrued interest and income taxes, net                    (19,331)              (17,331)
           Other current assets and liabilities                       (6,363)               16,155
         Other                                                        33,024               (27,945)
                                                                   ---------             ---------

           Net cash provided by operating activities                 299,540               270,171
                                                                   ---------             ---------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                          (333,504)             (271,099)
   Net proceeds from disposal of assets                                  338                 4,603
   Advances to unconsolidated affiliates
      and other                                                       (8,696)               (4,696)
                                                                   ---------             ---------

           Net cash used in investing activities                    (341,862)             (271,192)
                                                                   ---------             ---------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                          750,000                  -
   Payments of long-term debt                                       (761,942)               (7,139)
   Changes in short-term borrowings                                  122,701                37,600
                                                                   ---------             ---------
      Net changes in debt                                            110,759                30,461
   Dividends paid                                                    (46,486)              (46,562)
   Treasury stock purchases and other                                (33,224)               (6,406)
                                                                   ---------             ---------

           Net cash provided by (used in)
              financing activities                                    31,049               (22,507)
                                                                   ---------             ---------

Net Decrease in Cash and Cash Equivalents                            (11,273)              (23,528)

Cash and Cash Equivalents at Beginning of Period                      29,639                37,289
                                                                   ---------             ---------

Cash and Cash Equivalents at End of Period                         $  18,366             $  13,761
                                                                   =========             =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                            $  34,868             $  33,924
   Income taxes paid (refunds received), net                          21,896                (6,092)




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

        The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues in the Condensed Consolidated Statements of Income. Certain other amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.      Derivative Financial Instruments

        Through May 1997, the Company used futures contracts, options and price swap agreements solely to hedge its commodity price risk on crude oil and natural gas. Gains or losses experienced on such hedging transactions are offset by the related gains or losses recognized on the sale of the commodity. Sonat Marketing Company L.P. (Sonat Marketing) performs all hedging activity for both its own operations and for the operations of Sonat Exploration Company.

        Sonat Marketing used derivatives (futures, swaps, and options) solely to hedge physical transactions. In June 1997, Sonat Marketing also began engaging in derivative transactions that are not linked to physical transactions to meet the needs of its customers. These derivative transaction types together with any physical transactions that are not linked to either a derivative or another physical  transaction  are  included  in a  risk  pool.  All  of  the  Company's derivative transactions, including those in the risk pool, are subject to policies that limit the aggregate value at risk and mark-to-market positions to amounts approved by the Company's Risk Oversight Committee. The transactions in this risk pool have been accounted for using mark-to-market accounting. Under such method, all positions, both derivative and physical, are recorded at fair value. Changes in the market value of these positions, net of reserves, are recognized as unrealized gains or losses in operating income in the period of change offset by other assets and liabilities related to risk management activity on the balance sheet. The market prices used to value the transactions reflect management's estimates of market value, taking into account closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating Sonat Marketing's position in an orderly manner over a reasonable period of time under present market conditions. As of June 30, 1997, the results of accounting for such derivatives under mark-to-market accounting were not material. Sonat Marketing will continue to use hedge accounting on futures, swaps, and option transactions that were entered into prior to June 1997 because such transactions qualified and continue to qualify for hedge accounting. In addition, certain significant future physical transactions that are specifically hedged with a derivative and that meet the criteria of a hedged transaction in accordance with Statement of Financial Accounting Standards (SFAS) No. 80, Accounting for Futures Contracts, will also continue to be accounted for in accordance with the hedge accounting provisions of this standard.

        Futures - Natural gas and oil futures contracts are traded on the New York Mercantile Exchange (NYMEX). Natural gas contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Oil futures are for fixed units of 1,000 barrels and are available for up to 34 months in the future. NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets (the margin) with a broker at the time the contract is initiated. Brokers mark open positions to market daily and require additional assets to be maintained on deposit when significant unrealized losses are experienced, or allow deposits to be reduced when unrealized gains are experienced. At June 30, 1997, the Company had net deposits of $23.2 million with brokers for margin calls, included in other current assets on the Condensed Consolidated Balance Sheet, of which $19.9 million was for Sonat Marketing's operations and $3.3 million was for Sonat Exploration's operations.

        At June 30, 1997, the Company had the following open futures positions:

                                                                          Deferred Gain or
                                                Open Contracts                 (Loss)
                                                 Long (Short)              (In Thousands)
Natural Gas Futures:
    For Marketing's operations                       1,798                     $  (588)
    For Exploration's operations                    (1,317)                     (2,682)
                                                   -------                     -------
        Total                                          481                     $(3,270)
                                                   =======                     =======

Oil Futures:
    For Marketing's operations                        -                        $  -
    For Exploration's operations                      (450)                       (166)
                                                   -------                     -------
        Total                                         (450)                    $  (166)
                                                   =======                     =======

        The above contracts will mature during 1997 and 1998.

        Swaps - Price swap agreements call for one party to make monthly payments to (or receive payments from) another party based upon the differential between a fixed and a variable price (fixed-price swap) or two variable prices (basis swap) for a notional volume specified by the contract.

        Sonat Exploration has hedged various portions of its 1997 through 2000 production of oil and gas by entering into fixed-price swaps with Sonat Marketing. Marketing has then hedged its risk from entering into these swaps by putting on futures positions and entering into offsetting swaps with third parties with aggregate volumes equal to its swaps with Sonat Exploration.

        At June 30, 1997, the Company had the following open swap positions:

                                                           Fair          Remaining Term of
                                           Volume          Value       Individual Contracts
                                            (Bcf)     (In Thousands)
Natural Gas Swaps:
    For Marketing's operations               83          $   (496)         1 month - 64 months
    For Exploration's operations            140           (20,393)        4 months - 18 months
                                            ---          --------
                                            223          $(20,889)
                                            ===          ========

        Options - Options can be exchange traded on the NYMEX or traded over the counter. Exchange traded options give the owner the right but not the obligation to a futures contract. Over-the-counter options give the owner the right but not the obligation to buy or sell an underlying commodity at a given price. At June 30, 1997, Sonat Marketing had only over-the-counter options.

        In order to meet the requirements of certain gas purchase agreements, Sonat Marketing has purchased puts of 23.5 TBtu and sold calls of 18.8 TBtu with a counterparty at zero cost. Sonat Marketing also has sold puts for notional volumes of 5.9 TBtu. At June 30, 1997, the market value of these options was $7.1 million unfavorable.

        Credit Risk - Due to changes in market conditions the value of swaps and options can change in relation to their value to the Company. Sonat Marketing has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. At June 30, 1997, the market value of the Company's in-the-money swaps was $1.3 million. The credit risk resulting from in-the-money swaps is monitored on a regular basis. Reserves for credit risk are established as necessary.

3.      Unconsolidated Affiliates

        The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                 1997          1996           1997          1996
                                                                    (In Thousands)

Company's Share of Reported Earnings (Losses):

   Exploration and Production                   $   84         $  146       $   201        $   188
                                                ------         ------       -------        -------

   Natural Gas Transmission:
      Citrus Corp.                               5,807          4,365        12,102         10,009
      Amortization of Citrus basis
         difference                                346            346           692            692
      Bear Creek Storage Company                 2,623          2,411         5,331          5,029
      Other                                         78            (88)           66           (135)
                                                ------         ------       -------        -------
                                                 8,854          7,034        18,191         15,595
                                                ------         ------       -------        -------

   Energy Marketing                                191           -              483           -
                                                ------         ------       -------        -------

   Other                                           316            318           692            670
                                                ------         ------       -------        -------

                                                $9,445         $7,498       $19,567        $16,453
                                                ======         ======       =======        =======


        Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent of Florida Gas Transmission Company. A subsidiary of Southern Natural Gas Company owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

        The following is summarized income statement information for Citrus:

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1997          1996           1997          1996
                                                                   (In Thousands)

Revenues                                      $189,546       $193,300      $360,468       $378,037
Expenses:
   Natural gas cost                            104,988        106,355       188,583        204,683
   Operating expenses                           27,980         25,898        50,430         48,294
   Depreciation and amortization                14,382         21,306        34,587         41,519
   Interest and other                           24,247         25,452        48,482         50,848
   Income taxes                                  6,335          5,558        14,182         12,675
                                              --------       --------      --------       --------

Income Reported                               $ 11,614       $  8,731      $ 24,204       $ 20,018
                                              ========       ========      ========       ========

        The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1997          1996           1997          1996
                                                               (In Thousands)

Revenues                                        $8,973         $8,952       $18,319        $18,193
Expenses:
   Operating expenses                            1,120          1,370         2,361          2,535
   Depreciation                                  1,358          1,353         2,714          2,707
   Other expenses, net                           1,248          1,408         2,581          2,894
                                                ------         ------       -------        -------

Income Reported                                 $5,247         $4,821       $10,663        $10,057
                                                ======         ======       =======        =======

4.      Debt and Lines of Credit

        Long-Term Debt - Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. At January 1, 1997, there was an outstanding balance of $155 million. During the first six months of 1997, $750 million was borrowed and $755 million was repaid under the revolving credit agreement, resulting in $150 million outstanding at June 30, 1997, at a rate of 5.80 percent.

        Unsecured  Notes  -  Loans   outstanding  under  all  short-term  credit
facilities are for a duration of less than three months.

        Sonat and Southern have available short-term lines of credit of $200.0 million and $50.0 million, respectively, through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1997, Sonat had $10 million outstanding at a rate of 6.66 percent and no amount was outstanding under Southern's agreement.

        Sonat had $270.7 million in commercial paper outstanding at an average rate of 5.89 percent at June 30, 1997.

5.      Commitments and Contingencies

        Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At June 30, 1997, Southern's rates are established by a settlement with all of its customers (except one representing approximately 2 percent of Southern's firm transportation volumes) that was approved by a FERC order issued in 1995 and are not subject to refund. (See Rate Matters in Item 2 of this report.)

        Sea Robin - In January 1995 Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed on August 15, 1996, for judicial review of the orders denying its petition and had oral argument in its pending appeal before the Eleventh Circuit on July 10, 1997.

        Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm (Dth), calculated on a 100 percent load factor basis, effective January 1, 1997. The settlement was supported by the staff of the FERC and one of two groups of active intervenors, but was opposed by the complainant shippers, the other group of active intervenors. By order dated April 22, 1997, the FERC approved the settlement with modifications, making a merits determination as to the just and reasonable rates to become effective for contesting and non-contesting parties as of May 1, 1997. Under the FERC Order, Sea Robin's transportation rates were reduced an additional $.006 per Dth, calculated on a 100 percent load factor basis, below the proposed settlement rate level. Sea Robin sought rehearing of the settlement order on May 22, 1997, arguing that the FERC improperly modified the settlement terms as to non-contesting parties, and that it failed to properly consider Sea Robin's filed case in making its merits determinations as to contesting parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           SONAT INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

     Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below.

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                 1997         1996           1997          1996
                                                                  (In Millions)
Operating Income (Loss):
   Exploration and production                   $17.6         $39.0         $ 74.3        $ 59.0
   Natural gas transmission                      45.2          36.4           92.0          84.5
   Energy marketing                              (0.4)         (0.1)           1.1          12.3
   Other                                          3.1          (1.0)           5.0           1.7
                                                -----         -----         ------        ------

      Operating Income                          $65.5         $74.3         $172.4        $157.5
                                                =====         =====         ======        ======


EXPLORATION AND PRODUCTION

        The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. In 1996, Sonat Exploration broadened its growth strategy by increasing its focus on exploration and aggressive development drilling as opposed to primarily property acquisitions and exploitation drilling. Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's affiliate operating in the Energy Marketing segment.

        Sonat Exploration's most important exploratory program is in the Cotton Valley Pinnacle Reef trend in the East Texas salt basin, a high-potential onshore exploratory play that is one of the most active in the lower 48 states. In the first quarter of 1997, Sonat Exploration completed drilling and testing its fourth Cotton Valley Pinnacle Reef trend discovery in the Bear Grass area of Leon County, Texas. Sonat Exploration has a 50 percent working interest in the well. Two reef wells have been completed since the end of the first quarter, one of which was successful. Sonat Exploration is currently drilling five other wells in the Cotton Valley Pinnacle Reef trend and anticipates completing all of them in the third quarter of 1997. In July 1997 Sonat Exploration announced that its Ryon No. 1 Cotton Valley Pinnacle Reef well in the Tri-Cities area of Henderson County, Texas, failed to encounter a reef. The Ryon No. 1 was the first exploratory test in the northern part of the Cotton Valley Pinnacle Reef trend. Sonat Exploration has numerous other reef-like seismic anomalies to test in this area and in its other acreage in the trend and the results of the Ryon No. 1 do not change Sonat Exploration's plans for its exploration program or its view concerning the production potential for reef drilling in the trend. Additional drilling in this northern area is scheduled for the fourth quarter of 1997. Sonat Exploration has drilled seven wells in this trend so far and completed five producing wells for a success rate of 71 percent.

        The Austin Chalk trend of east Texas and west Louisiana was again a very active drilling area, with 15 wells drilled in the Austin Chalk trend in the first six months of 1997, of which 13 were successful. Sonat Exploration had excellent completion results from its first company-operated well in the Hurricane Branch area of Vernon Parish, Louisiana, the Scobee No. 1 well, during the first quarter of 1997. The Scobee No. 1 exhibited the highest initial hydrocarbon production rate of any Sonat operated well in the entire Eastern Austin Chalk area, flowing 3,840 barrels of oil and 9.5 million cubic feet (Mcf) of natural gas per day. Sonat Exploration has a 60 percent working interest in this well. To date Sonat Exploration has completed four wells in the Hurricane Branch area that have a combined total gross production of 18 Mcf of natural gas and 6,620 barrels of oil per day. The Company has increased its drilling program in the Hurricane Branch area to six rigs.

        Overall, during the first six months of 1997, Sonat Exploration participated in the completion of 210 gross development wells, of which 198 were successful, and seven exploratory wells, four of which were successful.

EXPLORATION AND PRODUCTION OPERATIONS

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1997          1996           1997          1996
                                                                 (In Millions)
Revenues:
   Sales to others                             $ 36.1        $ 41.3        $ 76.0         $ 57.1
   Intersegment sales                            75.6          97.8         189.9          193.6
                                               ------        ------        ------         ------
      Total Revenues                            111.7         139.1         265.9          250.7
                                               ------        ------        ------         ------

Costs and Expenses:
   Operating and maintenance                     17.0          15.1          33.1           30.5
   Exploration expense                            7.8           5.1          13.8            8.6
   General and administrative                    12.1          14.1          26.0           26.0
   Depreciation, depletion and
      amortization                               51.3          59.2         105.7          114.1
   Taxes, other than income                       5.3           6.4          11.7           12.2
   Other expenses                                  .6            .2           1.3             .3
                                               ------        ------        ------         ------
                                                 94.1         100.1         191.6          191.7
                                               ------        ------        ------         ------
      Operating Income                         $ 17.6        $ 39.0        $ 74.3         $ 59.0
                                               ======        ======        ======         ======


Net Sales Volumes:
   Gas (Bcf)                                       47            51            97             98
   Oil and condensate (MBbls)                     922         1,304         1,964          2,382
   Natural gas liquids (MBbls)                    403           550           765            936
------------------------------------------------------------------------------------------------

Average Sales Prices:
   Gas ($/Mcf)                                 $ 1.89        $ 2.19        $ 2.20         $ 2.06
   Oil and condensate ($/Bbl)                   19.65         19.61         21.12          18.93
   Natural gas liquids ($/Bbl)                   8.47         11.31         12.57          10.54
------------------------------------------------------------------------------------------------


Second Quarter 1997 to Second Quarter 1996 Analysis

        Operating income decreased $21.4 million primarily due to lower natural gas prices. Average realized natural gas prices for the second quarter of 1997 were $1.89 per Mcf compared with $2.19 per Mcf in the second quarter of 1996, a 14 percent decrease. Natural gas production declined to 47 billion cubic feet
(Bcf) from 51 Bcf in the second quarter of 1996, a decrease of 8 percent, and oil and condensate production declined 29 percent to 922,000 barrels from 1.3 million barrels in the second quarter of 1996. The drop in production primarily reflects declines in the Gulf Coast and Austin Chalk regions.

        Costs and expenses were slightly lower in the second quarter of 1997 primarily due to a $7.9 million decrease in depreciation, depletion and amortization expense, resulting from lower production volumes and a lower amortization rate. Additionally, general and administrative expenses decreased $2.0 million primarily as a result of lower stock-based compensation expense. Exploration expense increased $2.7 million as a result of increased exploration activity. Operating and maintenance expense increased $1.9 million due to a higher level of drilling activity.

Six Months 1997 to Six Months 1996 Analysis

        Operating income increased primarily as a result of higher natural gas prices. Although natural gas prices weakened during the second quarter of 1997, average realized natural gas prices increased to $2.20 per Mcf for the first six months of 1997 compared with $2.06 for the first six months of 1996, a 7 percent increase. Realized oil prices increased 12 percent to an average of $21.12 per barrel in 1997 from $18.93 per barrel in 1996. Lower oil and condensate production, which decreased 18 percent to approximately 2 million barrels for the first six months of 1997, slightly offset the higher gas and oil prices.

        Costs and expenses for the first six months of 1997 were flat when compared with the first six months of 1996. Lower depreciation, depletion and amortization expense was offset by higher exploration expense and higher operating and maintenance expense. Depreciation, depletion and amortization expense decreased $8.4 million as a result of a lower amortization rate as well as lower production volumes. Exploration expense increased $5.2 million as a result of increased exploration activity. Operating and maintenance expense increased $2.6 million primarily as a result of a higher level of drilling activity.

Hedging Activities

        Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for both its natural gas production and its oil production, which it sells in the spot market. (See Market and Financial Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions are offset by the changes in revenue recognized on the sale of the commodity. Natural gas revenues were reduced by $14.4 million and $19.5 million and oil revenues were reduced by $.7 million and $4.6 million in the 1997 and 1996 six-month periods, respectively, relating to hedging activities.

        A portion of Sonat Exploration's future production is hedged. Gas production for the last six months of 1997 through 2000 in the aggregate amount of 187.8 TBtus is hedged at a weighted average price of $2.03 per MMBtu. Of this amount, 32.3 TBtu at a weighted average price of $2.03 relates to remaining 1997 production, which represents approximately 24 percent of expected production. Oil production of approximately 650 thousand barrels, or 15 percent of expected production, is hedged for the remainder of 1997 at a weighted average price of $20.28 per barrel.

NATURAL GAS TRANSMISSION

        The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern), and Citrus Corp. (a 50 percent-owned company).

        Southern is aggressively seeking to expand its pipeline system in its traditional market area and to connect new gas supplies.

        In March 1997 an amended application and tariff for the Destin Pipeline was filed with the Federal Energy Regulatory Commission (FERC) to reflect the fact that units of Shell Oil Company and Amoco Corporation have joined in the ownership of this 1 Bcf per day, $300 million pipeline designed to transport natural gas from the growing eastern Gulf of Mexico production area. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline, and discussions are underway with other prospective shippers. In June 1997 the FERC issued a Preliminary Determination, subject to completion of its environmental review, that approved the construction and operation of the Destin Pipeline. In July 1997 the FERC issued its Draft Environmental Impact Statement. The pipeline, which is still subject to final FERC approval, is expected to be completed in mid-1998.

        In April 1997 the FERC issued an order that permits Southern to begin construction on a $36 million project that will add 46 million cubic feet per day of firm capacity for customers in Georgia and Tennessee. Construction began in late June, and this project is expected to be in service in late 1997. Southern is also moving forward on expansions to eastern Tennessee and northern Alabama that have a total estimated capital cost of $107 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fourth quarter of 1998. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997.

SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1997          1996           1997          1996
                                                                 (In Millions)
Revenues (Note):
   Market transportation and
      storage                                  $ 74.6        $ 76.1         $157.8        $160.5
   Supply transportation                         12.4          12.1           22.9          23.3
   Other                                         16.5           7.8           21.9          17.3
                                               ------        ------         ------        ------
      Total Revenues                            103.5          96.0          202.6         201.1
                                               ------        ------         ------        ------

Costs and Expenses (Note):
   Operating and maintenance                     22.2          22.4           39.8          42.3
   General and administrative                    19.1          20.5           37.1          40.0
   Depreciation and amortization                 11.9          12.4           23.6          24.8
   Taxes, other than income                       4.8           4.2           10.0           9.3
                                               ------        ------         ------        ------
                                                 58.0          59.5          110.5         116.4
                                               ------        ------         ------        ------
      Operating Income                         $ 45.5        $ 36.5         $ 92.1        $ 84.7
                                               ======        ======         ======        ======

Equity in Earnings of
   Unconsolidated Affiliates                   $  2.7        $  2.3         $  5.4        $  4.9
                                               ======        ======         ======        ======

                                                                 (Billion Cubic Feet)
Volumes:
   Market transportation                          136            144           306           354
   Supply transportation                          100             80           180           165
                                                 ----           ----         -----         -----
      Total Volumes                               236            224           486           519
                                                 ====           ====         =====         =====

   Transition gas sales                            17             18            35            35
                                                 ====           ====         =====         =====


CITRUS CORP.
                                                                    (In Millions)
Allocated Expenses Included in
   Operating Income                              $0.3           $0.1         $ 0.1         $ 0.2
                                                 ====           ====         =====         =====

Equity in Earnings of
   Citrus Corp.                                  $6.2           $4.7         $12.8         $10.7
                                                 ====           ====         =====         =====

                                                                 (Billion Cubic Feet)
Florida Gas Volumes (100%):
   Market transportation                          125            116           223           205
   Supply transportation                            5              6            13            16
                                                 ----           ----         -----         -----
      Total Volumes                               130            122           236           221
                                                 ====           ====         =====         =====


Note: The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.

Second Quarter 1997 to Second Quarter 1996 Analysis

        Southern Natural Gas Company and Subsidiaries - Operating income for Southern was $45.5 million compared with $36.5 million in the second quarter of 1996. The improvement is primarily due to the impact of recent expansions, improved results at Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, and lower expenses. In addition, operating income includes the adjustment of a reserve due to a favorable ruling on a royalty issue. The reserve adjustment, net of other out-of-period items including depreciation and property tax adjustments and interest related to GSR collection in 1996, increased operating income by $2.4 million.

        Market transportation revenues decreased due primarily to a reduction in interruptible volumes, partially offset by increased revenue from expansions. Supply transportation revenues increased due to an expansion in firm service at Southern and increased volumes at Sea Robin. Excluding the out-of-period items mentioned above, operating and maintenance expense decreased due to cost cutting measures. General and administrative expenses decreased primarily due to lower stock-based compensation expense.

        Citrus - Equity in earnings of Citrus increased $1.5 million to $6.2 million primarily as a result of higher rates at Florida Gas in conjunction with its rate filing effective in March 1997 and higher interruptible transportation revenue.

Six Months 1997 to Six Months 1996 Analysis

        Southern Natural Gas Company and Subsidiaries - Operating income for Southern was $92.1 million compared with $84.7 million for the six months ended June 30, 1996. The improvement was primarily due to the same factors discussed above.

        Market transportation revenues decreased due to lower volumes resulting primarily from warmer weather, partially offset by increased revenue from expansions. Supply transportation revenues decreased somewhat due to lower transportation rates at Sea Robin, partially offset by higher revenue from recent expansions at Southern. Operating and maintenance expense decreased in the 1997 period due to cost cutting measures. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses.

        Citrus - Equity in earnings of Citrus increased $2.1 million to $12.8 million primarily as a result of the higher rates at Florida Gas and higher interruptible transportation revenue mentioned above.

Natural Gas Sales and Supply

        As a result of FERC Order No. 636, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern is selling a portion of its gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder is sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

        Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent of Southern's remaining estimated purchase commitments in 1997, which total $68 million. Annual purchase commitments total less than $20 million for subsequent years. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market.

Rate Matters

        A settlement approved by the FERC in 1995 resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of FERC Order No. 636, except for one contesting party that represents approximately 2 percent of Southern's firm transportation volumes. That party has appealed the FERC's approval of the settlement and orders in the proceedings to the United States Circuit Court of Appeals. As a contesting party under the settlement, that party has also challenged at FERC the collection by Southern of approximately $6.3 million in GSR costs allocable to it under Order No. 636. The settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999.

ENERGY MARKETING

        Sonat Energy Services, through its subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing business in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration Company's natural gas production.

        Sonat Marketing's business has continued to grow rapidly. Sonat Marketing's average daily sales volumes increased 42 percent from the second quarter of 1996. This growth was achieved in large part by the Company's focus on its strategy of working closely with its customers and delivering outstanding customer service.

        Sonat Marketing uses natural gas and oil futures contracts, options, and gas and oil price swap agreements to hedge the effects of market price volatility on its operating results. These instruments are used to lock in margins on Sonat Marketing's gas transactions. Sonat Marketing also uses futures to enable it to hedge fixed-price contracts to both its suppliers and its customers. Additionally, in June 1997, Sonat Marketing also began engaging in derivative transactions that are not linked to physical transactions to meet the needs of its customers. (See Market and Financial Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

        Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies. Sonat Power Marketing has remained focused on expanding its wholesale electric business, which is evidenced by the significant growth in sales volumes. Sales volumes grew to 1.9 million megawatt hours in the second quarter of 1997 from 0.4 million megawatt hours in the second quarter of 1996.

ENERGY MARKETING

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1997          1996           1997          1996
                                                                 (In Millions)

Revenues                                       $695.8        $526.3        $1,655.5       $1,123.1
                                               ======        ======        ========       ========

Operating Income (Loss)                        $ (0.4)       $ (0.1)       $    1.1       $   12.3
                                               ======        ======        ========       ========

Sonat Marketing Gas Sales
   Volumes (100%)
      (Billion Cubic Feet)                        299             214            603           423
                                                =====             ===          =====           ===

Sonat Power Marketing Sales
   Volumes (100%)
      (Thousands of Megawatt Hours)             1,921             439          3,318           649
                                                =====             ===          =====           ===


Second Quarter 1997 to Second Quarter 1996 Analysis

        Although revenues increased 32 percent, Sonat Energy Services' operating loss increased $0.3 million in the second quarter of 1997 compared to the same period in 1996. Sales volumes increased sharply, but unit trading margins were lower due to intense competition. Energy marketing results were also adversely affected by higher operating costs due to business growth.

Six Months 1997 to Six Months 1996 Analysis

        Revenues increased for the six-month period due to higher volumes. Operating income for the energy marketing segment for the six months ended June 30, 1997, declined $11.2 million compared to the same period in 1996. Although sales volumes increased, unit trading margins were lower. Additionally, in the six months ended June 30, 1996, increased price volatility and tight natural gas supplies in certain markets created excellent trading opportunities for Sonat Marketing. Similar conditions and opportunities did not occur in the six months ended June 30, 1997. Energy marketing results were also adversely affected by higher operating costs due to business growth.

Other Income Statement Items

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1997          1996           1997          1996
                                                                 (In Millions)

Other Income (Loss), Net:
   Equity in earnings of
      unconsolidated affiliates                 $ 9.5         $ 7.4          $19.6         $16.4
   Minority interest                              0.1          (0.4)          (0.8)         (5.1)
   Other                                          0.7           2.0            4.6           1.9
                                                -----         -----          -----         -----
                                                $10.3         $ 9.0          $23.4         $13.2
                                                =====         =====          =====         =====

        The increase in equity in earnings of unconsolidated affiliates in both 1997 periods primarily reflects improved results at Citrus (discussed earlier in the Natural Gas Transmission section). Minority interest is AGL Resource's 35 percent share of earnings in Sonat Marketing and Sonat Power Marketing (operating results were discussed earlier in the Energy Marketing section). Other in both of the 1996 periods includes gains on the sale of assets, while the 1997 periods include marginally higher levels of equity interest capitalized at Southern Natural. In addition, the six-month period of 1997 includes a $2.4 million net gain on the termination of the remainder of an interest rate swap.

Interest Expense, Net                           $21.7         $21.9          $41.5         $43.1

        Net interest expense decreased in both the three-month and six-month periods of 1997 due to much lower average regulatory reserve balances. Partly offsetting was an increase in interest expense resulting from higher average debt levels in both periods. Additionally, in the six-month period, interest income decreased due to lower GSR related interest income. Interest capitalized decreased in both periods due to lower interest capitalized at Sonat Exploration.

Income Tax Expense                              $17.8         $20.8          $51.2         $41.4

        The change in income tax expense in both periods reflects the change in pretax income and the pattern of earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                             1997          1996
                                                                                 (In Millions)

Operating Activities                                                       $ 299.5        $270.2

        Cash flow from operations increased $29.3 million compared with the 1996 period primarily due to improved operating results at Sonat Exploration (discussed earlier in operating section) and higher cash flow at Southern.

        At Southern, the 1996 period included $35 million in cash refunds to customers. Other than those refunds, the change in gas supply realignment costs was attributable to the recording of the Customer Settlement in the second quarter of 1996. In addition, the change in reserves for regulatory matters, deferred income taxes, accrued income taxes and other was also due to the settlement accounting. The changes in deferred income taxes and accrued interest and income taxes resulting from the settlement accounting are partially offset by the impact of higher intangible drilling costs at Sonat Exploration in the current period. The change in accounts receivable and accounts payable is primarily attributable to improved operating results and to the expanding business of Energy Marketing, which had high receivables and payables balances in December 1996 due to higher natural gas prices. The change in other current assets and liabilities is primarily due to the level of broker deposits in the 1996 period at Energy Marketing.

Investing Activities                                                       $(341.9)      $(271.2)

        Net cash used in investing  activities  was $70.7 million higher in 1997
compared  to  1996.   The  increase  was  primarily   attributable   to  capital
expenditures, which were higher due to increased drilling at Sonat Exploration.

        Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

        Exploration and Production                                         $ 267.4       $ 214.7
        Natural Gas Transmission                                              59.0          51.9
        Energy Marketing                                                       5.2           1.9
        Other                                                                  1.9           2.6
                                                                           -------       -------

        Total                                                              $ 333.5       $ 271.1
                                                                           =======       =======

     The  Company's  share  of  capital   expenditures  by  its   unconsolidated
affiliates was $8.5 million and $4.9 million in the first six months of 1997 and 1996, respectively.


                                                                                   Six Months
                                                                                 Ended June 30,
                                                                             1997          1996
                                                                                 (In Millions)

Financing Activities                                                         $31.1       $ (22.5)

        Financing activities provided $31.1 million in 1997 compared to requiring $22.5 million in 1996. The change was primarily attributable to increased borrowings, which helped finance higher capital expenditures, and the Company's stock repurchase program in the current period.

CAPITAL RESOURCES

        At June 30, 1997, the Company had lines of credit and a revolving credit agreement with a total capacity of $750 million. Of this, $319.3 million was available. The Company has a policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, at that date the Company would not have deemed available under the lines of credit and the revolving credit agreement an amount equal to the $270.7 million of commercial paper then outstanding, plus the $160 million then outstanding in bank loans.

        Sonat has a shelf registration with the Securities and Exchange Commission (SEC) that provides for issuance of up to $500 million in debt securities of which $200 million has been issued. Southern also has a shelf registration with the SEC for up to $200 million in debt securities, of which $100 million has been issued.

        The Company has a stock repurchase program in effect through the end of 1997. As of June 30, 1997, the Company had remaining authority to purchase approximately 210,000 shares of the Company's common stock. Shares purchased are intended for reissuance in connection with employee stock options and restricted stock programs.

        The Company believes that cash flow from operations and borrowings under its existing credit facilities and shelf registrations will provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET AND FINANCIAL RISK MANAGEMENT

        The Company's primary market risk exposure is the volatility of spot-market natural gas and oil prices, which affects the operating results of Sonat Exploration and Sonat Marketing. The Company's use of derivatives to reduce the effect of this volatility is described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

        The Company's use of these derivative instruments is implemented under a set of policies approved by the Board of Directors. Speculative transactions using financial derivatives are prohibited. In the case of Sonat Exploration, these policies prohibit transactions not matched by physical commodity positions. For commodity price hedges, these policies set limits regarding volumes relative to budgeted production or sales levels. Sonat Marketing uses futures contracts, options, and price swap agreements to hedge physical positions. In June 1997, Sonat Marketing also began engaging in derivative trading, subject to a policy that limits the net positions to specific value at risk limits. Material forward rate agreements and swap counterparties are approved by the Board, and volume limits for swaps are set for any single counterparty. Reports detailing each transaction, mark-to-market and value at risk positions, are reviewed by management. In addition, all derivative activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

FORWARD LOOKING STATEMENTS

        This report on Form 10-Q contains certain forward-looking statements regarding the Company's future plans, objectives, and expected performance that are based on assumptions the Company believes are reasonable, but a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Important factors that could cause actual results to differ include changes in oil and gas prices and the timing and success of the Company's exploratory and development drilling programs (including its drilling programs in the Cotton Valley Pinnacle Reef trend and the Austin Chalk trend). There can be no assurance that the actual level of production from existing wells and the wells to be drilled in such programs will equal expected volumes.

        The Company's expectations for success in the Cotton Valley Pinnacle Reef trend is based in part on seismic surveys. Much of the available data is based on 2-D seismic surveys. While 2-D seismic data is helpful in identifying geological anomalies which may become reef prospects, there is no basis to predict how many anomalies identified by 2-D seismic data will be confirmed as reef prospects by 3-D seismic surveys. The Company plans to drill only reef prospects based on 3-D seismic surveys. Furthermore, 3-D seismic data cannot confirm that economically productive hydrocarbons will be present in the reefs, and current limitations on such technology are such that there is no assurance that the Company will be able to locate and penetrate the reef formations.

        In addition, there can be no assurance that the Company's pipeline projects will receive timely regulatory approvals and be constructed and placed into service on schedule.

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits1

Exhibit
Number                       Exhibits

11*            Computation of Earnings per Share

12*            Computation of Ratio of Earnings to Fixed Charges

27.1*          Financial Data Schedules for the period ended June 30, 1997

27.2*          Restated  Financial Data Schedules for the periods ended
               March 31, 1997;  March 31, 1996; June 30, 1996;  September 30,
               1996; and December 31, 1996

27.3*          Restated  Financial Data Schedules for the periods ended
               March 31, 1995; June 30, 1995; September 30, 1995; December 31, 1995; and December 31, 1994
-------------
*   Filed herewith

(b)     Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended June 30, 1997.



















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




                                                 SONAT INC.



Date:       August 11, 1997                  By: /s/ James E. Moylan, Jr.
       ------------------------                  --------------------------
                                                 James E. Moylan, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer





Date:      August 11, 1997                    By: /s/ Thomas W. Barker, Jr.
      -------------------------                   ---------------------------
                                                  Thomas W. Barker, Jr.
                                                  Vice President-Finance