Form 10-Q
period 1997-09-30
SONAT INC
filed 1997-11-10
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997

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

                         COMMON STOCK, $1.00 PAR VALUE:

                85,749,451 SHARES OUTSTANDING ON OCTOBER 31, 1997

                           SONAT INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                               (Unaudited)--September 30, 1997 and
                               December 31, 1996                                                               1

                           Condensed Consolidated Statements of Income
                               (Unaudited)--Three Months and Nine Months Ended
                               September 30, 1997 and 1996                                                     2

                           Condensed Consolidated Statements of Cash Flows
                               (Unaudited)--Nine Months Ended
                               September 30, 1997 and 1996                                                     3

                           Notes to Condensed Consolidated Financial
                               Statements (Unaudited)                                                          4 - 10

              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                            11 - 24

PART II.      Other Information

              Item 6.      Exhibits and Reports on Form 8-K                                                   25


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,                December 31,
                                                                                   1997                         1996
                                                                                           (In Thousands)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                      $   96,555                $   29,639
    Accounts receivable                                                               515,494                   577,021
    Inventories                                                                        40,662                    30,500
    Gas imbalance receivables                                                          14,263                    21,694
    Income taxes                                                                       31,042                     2,163
    Assets from price risk management activities                                       55,305                     -
    Other                                                                              37,889                    32,273
                                                                                   ----------                ----------
       Total Current Assets                                                           791,210                   693,290
                                                                                   ----------                ----------

Investments in Unconsolidated Affiliates and Other                                    514,756                   465,121
                                                                                   ----------                ----------

Plant, Property and Equipment                                                       5,534,078                 5,084,283
    Less accumulated depreciation, depletion
       and amortization                                                             2,838,418                 2,650,419
                                                                                   ----------                ----------
                                                                                    2,695,660                 2,433,864
                                                                                   ----------                ----------
Deferred Charges and Other:
    Gas supply realignment costs                                                        5,156                    11,144
    Assets from price risk management activities                                        3,420                     -
    Other                                                                             174,902                   171,240
                                                                                   ----------                ----------
                                                                                      183,478                   182,384
                                                                                   ----------                ----------

Total Assets                                                                       $4,185,104                $3,774,659
                                                                                   ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Long-term debt due within one year                                             $    8,240                $   53,707
    Unsecured notes                                                                   235,197                   158,030
    Accounts payable                                                                  468,523                   510,130
    Accrued income taxes                                                               11,359                    26,726
    Accrued interest                                                                   32,399                    28,584
    Gas imbalance payables                                                             23,785                    20,290
    Liabilities from price risk management activities                                  53,159                     -
    Other                                                                              51,899                    51,370
                                                                                   ----------                ----------
       Total Current Liabilities                                                      884,561                   848,837
                                                                                   ----------                ----------

Long-Term Debt                                                                      1,160,597                   872,255
                                                                                   ----------                ----------

Deferred Credits and Other:
    Deferred income taxes                                                             352,240                   284,564
    Reserves for regulatory matters                                                     4,739                    14,644
    Liabilities from price risk management activities                                   2,637                     -
    Other                                                                             180,824                   169,995
                                                                                   ----------                ----------
                                                                                      540,440                   469,203
                                                                                   ----------                ----------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other capital                                                    124,874                   118,881
    Retained earnings                                                               1,541,590                 1,495,186
                                                                                   ----------                ----------
                                                                                    1,666,464                 1,614,067
    Less treasury stock                                                                66,958                    29,703
                                                                                   ----------                ----------
       Total Stockholders' Equity                                                   1,599,506                 1,584,364
                                                                                   ----------                ----------

Total Liabilities and Stockholders' Equity                                         $4,185,104                $3,774,659
                                                                                   ==========                ==========

                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months                      Nine Months
                                                                Ended September 30,               Ended September 30,
                                                           1997             1996            1997              1996
                                                                   (In Thousands, Except Per-Share Amounts)

Revenues                                                $1,023,531          $743,796       $2,910,978        $2,076,730
                                                        ----------          --------       ----------        ----------

Costs and Expenses:
    Natural gas cost                                       690,315           476,617        2,013,706         1,319,597
    Electric power cost                                     98,993            24,936          174,849            38,833
    Operating and maintenance                               49,953            46,012          140,443           128,289
    General and administrative                              32,790            34,089          108,098           108,202
    Depreciation, depletion
       and amortization                                    111,635            74,670          244,757           213,421
    Taxes, other than income                                11,308            12,312           28,210            35,756
                                                        ----------          --------       ----------        ----------
                                                           994,994           668,636        2,710,063         1,844,098
                                                        ----------          --------       ----------        ----------

Operating Income                                            28,537            75,160          200,915           232,632

Other Income (Expense), Net:
    Equity in earnings of
       unconsolidated affiliates                             8,876             8,832           28,443            25,285
    Minority interest                                         (448)              (87)          (1,244)           (5,196)
    Other                                                    1,049             4,697            5,662             6,586
                                                        ----------          --------       ----------        ----------
                                                             9,477            13,442           32,861            26,675
                                                        ----------          --------       ----------        ----------

Interest:
    Interest income                                          1,121               988            2,694             3,311
    Interest expense                                       (23,278)          (21,888)         (68,424)          (70,023)
    Interest capitalized                                       873             1,240            2,905             3,918
                                                        ----------          --------       ----------        ----------
                                                           (21,284)          (19,660)         (62,825)          (62,794)
                                                        ----------          --------       ----------        ----------

Income before Income Taxes                                  16,730            68,942          170,951           196,513

Income Tax Expense                                           3,760            20,908           54,912            62,315
                                                        ----------          --------       ----------        ----------

Net Income                                              $   12,970          $ 48,034       $  116,039        $  134,198
                                                        ==========          ========       ==========        ==========

Earnings Per Share of Common Stock                      $      .15          $    .56       $     1.35        $     1.56
                                                        ==========          ========       ==========        ==========

Weighted Average Shares Outstanding                         85,767            86,228           86,006            86,188

Dividends Paid Per Share                                $      .27          $    .27       $      .81        $      .81
                                                        ==========          ========       ==========        ==========









                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                   1997                      1996
                                                                                           (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                    $   116,039                 $ 134,198
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                    244,757                   213,421
          Deferred income taxes                                                        67,793                    72,851
          Equity in earnings of unconsolidated affiliates,
              less distributions                                                      (23,926)                  (18,324)
          Gain on disposal of assets                                                     (230)                   (3,390)
          Reserves for regulatory matters                                              (9,905)                 (167,440)
          Gas supply realignment costs                                                  5,988                   177,958
          Change in:
              Accounts receivable                                                      61,527                    10,605
              Inventories                                                             (10,162)                  (13,982)
              Accounts payable                                                        (41,607)                   40,766
              Accrued interest and income taxes, net                                  (40,431)                   (4,806)
              Other current assets and liabilities                                      3,707                    22,131
          Other                                                                        49,990                   (38,945)
                                                                                  -----------                 ---------

              Net cash provided by operating activities                               423,540                   425,043
                                                                                  -----------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (537,197)                 (399,522)
    Net proceeds from disposal of assets                                                3,825                    10,270
    Advances to unconsolidated affiliates
       and other                                                                      (31,972)                  (13,883)
                                                                                  -----------                 ---------

              Net cash used in investing activities                                  (565,344)                 (403,135)
                                                                                  -----------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                        1,500,000                   400,000
    Payments of long-term debt                                                     (1,257,125)                 (267,933)
    Changes in short-term borrowings                                                   77,167                   (90,780)
                                                                                  -----------                 ---------
       Net changes in debt                                                            320,042                    41,287
    Dividends paid                                                                    (69,635)                  (69,843)
    Treasury stock purchases                                                          (51,316)                  (26,773)
    Other                                                                               9,629                    16,140
                                                                                  -----------                 ---------

              Net cash provided by (used in)
                 financing activities                                                 208,720                   (39,189)
                                                                                  -----------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                   66,916                   (17,281)

Cash and Cash Equivalents at Beginning of Period                                       29,639                    37,289
                                                                                  -----------                 ---------

Cash and Cash Equivalents at End of Period                                        $    96,555                 $  20,008
                                                                                  ===========                 =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                          $    51,269                 $  49,381
    Income taxes paid (refunds received), net                                          22,717                    (5,907)



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

         The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues in the Condensed Consolidated Statements of Income. Certain other amounts in the unaudited 1996 Condensed Consolidated Financial Statements have also been reclassified to conform with the 1997 presentation.

2.       Derivative Financial Instruments

         Through May 1997, the Company through Sonat Marketing Company L.P. (Sonat Marketing) used futures contracts, options and price swap agreements solely to hedge its commodity price risk on physical transactions in crude oil and natural gas. Gains or losses experienced on such hedging transactions are offset by the related gains or losses recognized on the sale of the commodity. Sonat Marketing performs all hedging activity for both its own operations and for the operations of Sonat Exploration Company.

         In June 1997, Sonat Marketing also began engaging in derivative transactions that were not directly linked to physical transactions to meet the needs of its customers. These derivative transaction types, together with any physical transactions that are not linked to either a derivative or another physical transaction, are included in a risk pool. All of the Company's derivative transactions, including those in the risk pool, are subject to policies that limit the aggregate value at risk and mark-to-market positions to amounts approved by the Company's Risk Oversight Committee. The transactions in this risk pool have been accounted for using mark-to-market accounting. Under such method, all positions, both derivative and physical, are recorded at fair value. Changes in the market value of these positions, net of reserves, are recognized as unrealized gains or losses in operating income in the period of change offset by other assets and liabilities related to risk management activity on the balance sheet. The market prices used to value the transactions reflect management's estimates of market value, taking into account closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating Sonat Marketing's position in an orderly manner over a reasonable period of time under present market conditions. As of September 30, 1997, the results of accounting for such derivatives under mark-to-market accounting were not material. Sonat Marketing continues to use hedge accounting on futures, swaps, and option transactions that were entered into prior to June 1997 because such transactions qualified and continue to qualify for hedge accounting. In addition, certain significant future physical transactions that are specifically hedged with a derivative and that meet the criteria of a hedged transaction in accordance with Statement of Financial Accounting Standards (SFAS) No. 80, Accounting for Futures Contracts, will also continue to be accounted for in accordance with the hedge accounting provisions of this standard.

         Futures - Natural gas and oil futures contracts are traded on the New York Mercantile Exchange (NYMEX). Natural gas contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Oil futures are for fixed units of 1,000 barrels and are available for up to 34 months in the future. NYMEX requires both parties (buyers and sellers) to futures contracts to deposit cash or other assets (the margin) with a broker at the time the contract is initiated. Brokers mark open positions to market daily and require additional assets to be maintained on deposit when significant unrealized losses are experienced, or allow deposits to be reduced when unrealized gains are experienced. At September 30, 1997, the Company had net deposits of $27.1 million with brokers for margin calls, included in other current assets on the Condensed Consolidated Balance Sheet, of which $25.1 million was for Sonat Marketing's operations and $2.0 million was for Sonat Exploration's operations.

         At September 30, 1997, the Company had the following open futures positions:

                                                                                            Deferred Gain or
                                                            Open Contracts                       (Loss)
                                                             Long (Short)                    (In Thousands)
Natural Gas Futures:
     For Marketing's operations                                   1,484                           $13,119
     For Exploration's operations                                  (664)                           (7,015)
                                                                -------                           -------
         Total                                                      820                           $ 6,104
                                                                =======                           =======

Oil Futures:
     For Marketing's operations                                    -                              $  -
     For Exploration's operations                                  (225)                             (409)
                                                                -------                           -------
         Total                                                     (225)                          $  (409)
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

         Sonat Exploration has hedged various portions of its 1997 through 2000 production of oil and gas by entering into fixed-price swaps with Sonat Marketing. Marketing has then hedged its risk from entering into these swaps by putting on futures positions and entering into offsetting swaps with third-parties with aggregate volumes equal to its swaps with Sonat Exploration.

         At September 30, 1997, the Company had the following open swap positions:

                                                                        Fair               Remaining Term of
                                                     Volume             Value            Individual Contracts
                                                      (Bcf)        (In Thousands)
Natural Gas Swaps:
     For Marketing's operations                        246              $ (5,648)               1 month - 60 months
     For Exploration's operations                      159               (49,865)               1 month - 14 months
                                                       ---              --------
                                                       405              $(55,513)
                                                       ===              ========

         Options - Options can be exchange traded on the NYMEX or traded over the counter. Exchange traded options give the owner the right, but not the obligation, to a futures contract. Over-the-counter options give the owner the right, but not the obligation, to buy or sell an underlying commodity at a given price. At September 30, 1997, Sonat Marketing had only over-the-counter options.

         In order to meet the requirements of certain gas purchase agreements, Sonat Marketing has purchased puts of 17.7 TBtu and sold calls of 14.1 TBtu with a counterparty at zero cost. Sonat Marketing also has bought and sold options for notional volumes of 8.2 TBtu. At September 30, 1997, the market value of all these options was $4.1 million unfavorable.

         Credit Risk - Due to changes in market conditions the value of swaps and options can change in relation to their value to the Company. Sonat Marketing has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. At September 30, 1997, the market value of the Company's in-the-money swaps was $4.5 million. The credit risk resulting from in-the-money swaps is monitored on a regular basis. Reserves for credit risk are established as necessary.

3.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                                      Three Months                      Nine Months
                                                                  Ended September 30,               Ended September 30,
                                                                  -------------------               -------------------
                                                            1997              1996             1997              1996
                                                            ----              ----             ----              ----
                                                                                 (In Thousands)

Company's Share of Reported Earnings (Losses):

    Exploration and Production                              $   89            $  102          $   290           $   290
                                                            ------            ------          -------           -------

    Natural Gas Transmission:
       Citrus Corp.                                          5,241             5,770           17,343            15,779
       Amortization of Citrus basis
          difference                                           345               345            1,037             1,037
       Bear Creek Storage Company                            2,558             2,433            7,889             7,462
       Other                                                   158               (91)             224              (226)
                                                            ------            ------          -------           -------
                                                             8,302             8,457           26,493            24,052
                                                            ------            ------          -------           -------

    Energy Marketing                                           186              -                 669              -
                                                            ------            ------          -------           -------

    Other                                                      299               273              991               943
                                                            ------            ------          -------           -------

                                                            $8,876            $8,832          $28,443           $25,285
                                                            ======            ======          =======           =======

         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent of Florida Gas Transmission Company. A subsidiary of Southern Natural Gas Company owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                --------------------               -------------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                  $213,594          $205,776         $574,062          $583,813
Expenses (Income):
    Natural gas cost                                       136,385           118,384          324,968           323,067
    Operating expenses                                      23,384            20,736           73,814            69,030
    Depreciation and amortization                           13,181            21,664           47,768            63,183
    Interest and other                                      23,422            26,152           71,904            77,000
    Income taxes                                             6,740             7,300           20,922            19,975
                                                          --------          --------         --------          --------

Income Reported                                           $ 10,482          $ 11,540         $ 34,686          $ 31,558
                                                          ========          ========         ========          ========

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                --------------------               -------------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                    $8,899            $8,924          $27,218           $27,117
Expenses:
    Operating expenses                                       1,157             1,262            3,519             3,797
    Depreciation                                             1,358             1,354            4,072             4,061
    Other expenses, net                                      1,269             1,441            3,849             4,335
                                                            ------            ------          -------           -------

Income Reported                                             $5,115            $4,867          $15,778           $14,924
                                                            ======            ======          =======           =======

4.       Debt and Lines of Credit

         Long-Term Debt - Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. At January 1, 1997, there was an outstanding balance of $155.0 million. During the first nine months of 1997, $1.3 billion was borrowed and $1.205 billion was repaid under the revolving credit agreement, resulting in $250.0 million outstanding at September 30, 1997, at a rate of 5.76 percent.

4.       Debt and Lines of Credit (Cont'd)

         In September 1997, Sonat and Southern issued a total of $200.0 million under their shelf registration statements. Sonat issued $100.0 million of 6.75 percent Notes due October 1, 2007, at 99.748 percent to yield 6.785 percent. Southern issued $100.0 million of 6.70 percent Notes also due October 1, 2007, at 99.891 percent to yield 6.715 percent. The net proceeds were subsequently used to repay amounts borrowed under Sonat's commercial paper program and under its revolving credit agreement.

     Unsecured Notes - Loans outstanding under all short-term credit facilities are for a duration of less than three months.

         Sonat and Southern have available short-term lines of credit of $200.0 million and $50.0 million, respectively, through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At September 30, 1997, there were no amounts outstanding for Sonat or Southern.

         Sonat had $234.7 million in commercial paper outstanding at an average rate of 5.77 percent at September 30, 1997.

5.       Commitments and Contingencies

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At September 30, 1997, Southern's rates are established by a settlement that was approved by a FERC order issued in 1995. All of its customers are parties to the settlement, except one representing approximately 2 percent of Southern's firm transportation volumes. The contesting party has appealed the FERC's approval of the settlement and orders in the proceedings to the United States Circuit Court of Appeals. (See Rate Matters in Item 2 of this report.)

         Sea Robin - In January 1995 Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed on August 15, 1996, for judicial review of the orders denying its petition. By order dated October 23, 1997, the United States Court of Appeals for the Fifth Circuit vacated and remanded the FERC's decision to deny Sea

Robin's petition and found that the FERC did not give enough attention to the physical and operational characteristics of Sea Robin in applying the primary function test. The petition will return to the FERC for further consideration.

         Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm (Dth), calculated on a 100 percent load factor basis, effective January 1, 1997. On October 29, 1997, the FERC issued an order on rehearing of the initial order in the proceedings and found that Sea Robin's proposed settlement rates are just and reasonable. The rates will become effective for consenting parties on January 1, 1997, and for contesting parties on May 1, 1997.

6.       Impairment of Assets

         Sonat Exploration Company's 1997 production has been lower than expected with most of the shortfall coming from certain Gulf of Mexico properties. Last year, Sonat Exploration completed two significant wells in High Island Block 39 that together initially produced 89 million cubic feet of natural gas equivalent per day, but have recently ceased production. In addition, other wells drilled in this area during 1997 have not yielded material reserves. As a result, it was determined in the third quarter that the remaining reserves for these properties would not recover the associated book value, and accordingly, the properties were written down by $39.0 million. The impairment, which is included in depreciation, depletion and amortization in the Condensed Consolidated Statement of Income, reduced net income by $25.4 million, or $.30 per share. Fair value used in determining the impairment adjustment was based on an estimate of future net cash flows discounted at a market rate of interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           SONAT INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Income

         Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. The table also shows the effect of an unusual item recorded in the third quarter of 1997 that affects operating income and net income comparisons. The table is presented because management believes this information enhances the analysis of results of operations.

                                                                     Three Months                       Nine Months
                                                                 Ended September 30,                Ended September 30,
                                                                 -------------------                -------------------
                                                           1997               1996            1997              1996
                                                           ----               ----            ----              ----
                                                                    (In Millions, Except Per-Share Amounts)
Operating Income (Loss):
    Exploration and production                            $(12.6)            $38.2           $ 61.7            $ 97.2
    Natural gas transmission                                39.7              36.2            131.7             120.7
    Energy marketing                                         0.9              (0.7)             2.0              11.6
    Other                                                    0.5               1.4              5.5               3.1
                                                          ------             -----           ------            ------

       Operating Income                                     28.5              75.1            200.9             232.6

Adjustment for Unusual Item:
    Exploration and Production
       Impairment of oil and
          gas properties                                    39.0               -               39.0               -
                                                          ------             -----           ------            ------
Operating Income Excluding
    Unusual Item                                          $ 67.5             $75.1           $239.9            $232.6
                                                          ======             =====           ======            ======

Net Income As Reported                                    $ 13.0             $48.0           $116.0            $134.2
Adjustment for Unusual Item:
    Exploration and Production
       Impairment of oil and
          gas properties                                    25.4               -               25.4               -
                                                          ------             -----           ------            ------
Net Income Excluding
    Unusual Item                                          $ 38.4             $48.0           $141.4            $134.2
                                                          ======             =====           ======            ======
Earnings Per Share of Common Stock                        $  .15            $ .56            $ 1.35            $ 1.56
                                                          ======            =====            ======            ======
Earnings Per Share of Common Stock
    Excluding Unusual Item                                $  .45            $ .56            $ 1.65            $ 1.56
                                                          ======            =====            ======            ======

EXPLORATION AND PRODUCTION

         The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. In 1996, Sonat Exploration broadened its growth strategy by increasing its focus on exploration and development drilling as opposed to primarily property acquisitions and exploitation drilling. Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's affiliate operating in the Energy Marketing segment.

     Sonat Exploration is continuing an aggressive exploration program that is highlighted by its activity in the Cotton Valley Pinnacle Reef trend in east Texas, where it operates six of the 17 rigs drilling in the trend. Sonat Exploration recently began producing the Laura Lee No. 1, Blazek No. 5 and Fountain No. 2 wells at a combined gross initial production rate of 74 million cubic feet per day (MMcf/D). The Morris Lazy K No. 1 well is being completed and well results will be available during the fourth quarter. Two additional wells are expected to be completed during the fourth quarter.

         The Austin Chalk trend of east Texas and west Louisiana is also a very active drilling area for the Company. During the third quarter, nine wells were completed in this trend, of which all are commercial. The primary concentration for the Company is in the Hurricane Branch area of the trend.

         Overall, during the first nine months of 1997, Sonat Exploration participated in the completion of 348 gross development wells, of which 322 were successful, and 11 exploratory wells, five of which were successful. At September 30, 1997, total proved reserves were 2.1 trillion cubic feet of natural gas equivalent.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                   Three Months                        Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Sales to others                                       $ 40.5            $ 43.3           $116.5            $100.4
    Intersegment sales                                      89.9              97.6            279.8             291.2
                                                          ------            ------           ------            ------
       Total Revenues                                      130.4             140.9            396.3             391.6
                                                          ------            ------           ------            ------

Costs and Expenses:
    Operating and maintenance                               18.2              15.9             51.3              46.4
    Exploration expense                                     10.3               7.0             24.1              15.6
    General and administrative                              12.0              13.1             38.0              39.1
    Depreciation, depletion and
       amortization                                         97.2              61.5            202.9             175.6
    Taxes and other                                          5.3               5.2             18.3              17.7
                                                          ------            ------           ------            ------
                                                           143.0             102.7            334.6             294.4
                                                          ------            ------           ------            ------
Operating Income (Loss) as Reported                        (12.6)             38.2             61.7              97.2
Impairment of Oil and Gas Properties                        39.0               -               39.0               -
                                                          ------            ------           ------            ------
Operating Income Excluding
    Unusual Item                                          $ 26.4            $ 38.2           $100.7            $ 97.2
                                                          ======            ======           ======            ======


Net Sales Volumes:
    Gas (Bcf)                                                 51                54              148               152
    Oil and condensate (MBbls)                             1,144             1,366            3,108             3,748
    Natural gas liquids (MBbls)                              489               643            1,254             1,579
---------------------------------------------------------------------------------------------------------------------

Average Sales Prices:
    Gas ($/Mcf)                                           $ 2.01            $ 2.09           $ 2.13            $ 2.07
    Oil and condensate ($/Bbl)                             19.39             19.09            20.48             18.99
    Natural gas liquids ($/Bbl)                            10.93             11.10            11.93             10.77
---------------------------------------------------------------------------------------------------------------------

Third Quarter 1997 to Third Quarter 1996 Analysis

         Operating income decreased $11.8 million, after excluding the recognition of a $39.0 million charge for the impairment of certain oil and gas properties in September 1997 (see Note 6 of the Notes to Condensed Consolidated Financial Statements). The decrease in operating income is attributable primarily to lower natural gas and oil production and lower natural gas prices. These unfavorable items were partially offset by $5.5 million of costs associated with the settlement of the Briggs et. al. v. Sonat Exploration litigation incurred in the third quarter of 1996. Natural gas production declined to 51 billion cubic feet (Bcf) from 54 Bcf in the third quarter of 1996, a decrease of 6 percent, and oil and condensate production declined 16 percent. The drop in production primarily reflects declines in certain Gulf of Mexico properties (see impairment discussion). Average realized natural gas prices for the third quarter of 1997 were $2.01 per thousand cubic feet (Mcf) compared with $2.09 per Mcf in the third quarter of 1996, a 4 percent decrease.

         Excluding depreciation, depletion and amortization expense, costs and expenses were slightly higher in the 1997 period. Exploration expense increased $3.3 million as a result of increased exploration activity. Operating and maintenance expense increased $2.3 million as a result of a higher level of drilling activity. General and administrative expenses were lower due to a decrease in employee related expenses. Excluding the $39.0 million impairment provision in 1997, depreciation, depletion and amortization expense decreased by $3.3 million due to lower production volumes.

Nine Months 1997 to Nine Months 1996 Analysis

         Operating income increased $3.5 million after excluding the $39.0 million provision for the impairment of oil and gas properties in the third quarter of 1997 which was discussed earlier. The increase was primarily due to higher natural gas and oil and condensate prices. Additionally, 1996 results include $12.0 million of costs associated with the settlement of the Briggs et. al. v. Sonat Exploration litigation. Average realized natural gas prices increased to $2.13 per Mcf compared with $2.07 per Mcf in 1996, a 3 percent increase. Realized oil prices increased 8 percent to an average of $20.48 per barrel in 1997 from $18.99 per barrel in 1996. Lower oil and condensate production, which decreased 17 percent to 3.1 million barrels for the first nine months of 1997, and lower natural gas production partly offset the higher prices realized for oil and natural gas.

         Excluding depreciation, depletion and amortization expense, costs and expenses were higher for the first nine months of 1997 when compared with the first nine months of 1996. Exploration expense increased $8.5 million as a result of increased exploration activity. Operating and maintenance expense increased $4.9 million due to a higher level of drilling activity. After excluding the impairment provision, depreciation, depletion and amortization expense decreased $11.7 million as a result of a lower amortization rate as well as lower production volumes.

Hedging Activities

         Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for both its natural gas production and its oil production, which it sells in the spot market. (See Market and Financial Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions are offset by the changes in revenue recognized on the sale of the commodity. Natural gas revenues were reduced by $19.7 million and $21.0 million and oil revenues were reduced by $.5 million and $8.0 million in the 1997 and 1996 nine-month periods, respectively, relating to hedging activities.

         A portion of Sonat Exploration's future production is hedged. Gas production for the remainder of 1997 through 2000 in the aggregate amount of
175.5 TBtus is hedged at a weighted average price of $2.05 per MMBtu. Of this amount, 18.8 TBtu at a weighted average price of $2.11 relates to remaining 1997 production. Oil production of approximately 275 thousand barrels is hedged for the remainder of 1997 at a weighted average price of $20.27 per barrel.

NATURAL GAS TRANSMISSION

         The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern), and Citrus Corp. (a 50 percent-owned company).

         In connection with Southern's Destin Pipeline project, the FERC issued its Draft Environmental Impact Statement in July 1997. The pipeline, which is still subject to final FERC approval, is expected to be partially completed and in service in mid-1998.

         In April 1997 the FERC issued an order that permitted Southern to begin construction on a project with an estimated capital cost of $36 million that would add 46 million cubic feet per day of firm capacity for customers in Georgia and Tennessee. Construction began in late June, and this project was placed in service on November 1, 1997. Southern is also moving forward on expansions to eastern Tennessee and northern Alabama that have a total filed capital cost of $105 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application to change the route of the pipeline as it crosses the Tennessee River. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997.

         In October 1997 AGL Resources Inc. and Southern entered into a letter of intent to jointly construct, own and operate a new liquefied natural gas peaking facility, Etowah LNG, in Polk County, Ga. Under the agreement, which is subject to the execution of definitive documents, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and other Southeastern customers. The new facility will cost approximately $90 million, with 3 billion cubic feet of natural gas storage capacity and 450 million cubic feet per day of vaporization capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. The companies plan to hold an open season for Etowah LNG subscriptions for peaking services in December 1997 and January 1998 and expect to file a certificate application with FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues (1):
    Market transportation and
       storage                                             $74.9             $76.9           $232.7            $237.4
    Supply transportation                                   12.8              12.5             35.7              35.8
    Other                                                    5.4               6.3             27.3              23.6
                                                           -----             -----           ------            ------
       Total Revenues                                       93.1              95.7            295.7             296.8
                                                           -----             -----           ------            ------

Costs and Expenses (1):
    Operating and maintenance                               20.4              24.6             60.2              66.9
    General and administrative                              15.8              18.9             52.9              58.9
    Depreciation and amortization                           12.0              11.3             35.6              36.1
    Taxes, other than income                                 5.0               4.7             15.0              14.0
                                                           -----             -----           ------            ------
                                                            53.2              59.5            163.7             175.9
                                                           -----             -----           ------            ------
       Operating Income                                    $39.9             $36.2           $132.0            $120.9
                                                           =====             =====           ======            ======

Equity in Earnings of
    Unconsolidated Affiliates                              $ 2.7             $ 2.3           $  8.1            $  7.2
                                                           =====             =====           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation (2)                                133               135              439               489
    Supply transportation                                    109                77              289               242
                                                            ----              ----             ----              ----
       Total Volumes                                         242               212              728               731
                                                            ====              ====             ====              ====

CITRUS CORP.
                                                                                 (In Millions)
Allocated Expenses Included
    in Operating Income                                     $ .2              $ -             $  .3             $  .2
                                                            ====              ====            =====             =====

Equity in Earnings of
    Citrus Corp.                                            $5.6              $6.1            $18.4             $16.8
                                                            ====              ====            =====             =====

                                                                             (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                    124               126              347               331
    Supply transportation                                      5                 6               18                22
                                                            ----              ----            -----              ----
       Total Volumes                                         129               132              365               353
                                                            ====              ====            =====              ====

Notes:

(1) The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.

(2) Volumes for Southern for 1996 include 9 billion cubic feet of gas for the three-month period and 28 billion cubic feet of gas for the nine-month period associated with a small intrastate pipeline that was transferred to Sonat on January 1, 1997, and are therefore not included in Southern's 1997 volumes.

Third Quarter 1997 to Third Quarter 1996 Analysis

         Southern Natural Gas Company and Subsidiaries - Operating income for Southern was $39.9 million compared with $36.2 million in the comparable 1996 period. The improvement was primarily due to the impact of recent expansions, lower operating expenses and improved results at Sea Robin Pipeline Company.

         Market transportation revenues decreased due primarily to a reduction in interruptible volumes and the transfer of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results, and a favorable imbalance resolution in the 1996 period, partially offset by increased revenue from expansions. Supply revenues increased due to higher volumes.
Operating and maintenance expense decreased primarily due to cost reduction initiatives. General and administrative expenses decreased primarily due to lower employee benefit expenses. Sea Robin's improved results were due to increased throughput and lower operating and maintenance expense.

         Citrus - Equity in earnings of Citrus declined $.5 million to $5.6 million. The decline was primarily due to lower trading margins at Citrus Trading, partly offset by higher rates at Florida Gas in conjunction with its rate filing effective in March 1997.

Nine Months 1997 to Nine Months 1996 Analysis

         Southern Natural Gas Company and Subsidiaries - Operating income for Southern was $132.0 million for the nine months ended September 30, 1997, compared with $120.9 million for the nine months ended September 30, 1996. The improvement was due to the impact of recent expansions, lower operating expenses and improved results at Sea Robin Pipeline Company.

         Market transportation revenues decreased due to lower volumes resulting primarily from warmer weather and the transfer of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results, partially offset by increased revenue from expansions. Supply transportation revenues were flat as increased volumes offset the effect of lower rates at Sea Robin. Operating and maintenance expense decreased primarily due to cost reduction initiatives. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses. Sea Robin's improved results were primarily due to lower operating and maintenance expense.

         Citrus - Equity in earnings of Citrus increased $1.6 million to $18.4 million. The increase was attributable to higher rates at Florida Gas mentioned above, higher interruptible transportation volumes and lower financing costs, partly offset by lower trading margins at Citrus Trading.

Natural Gas Sales and Supply

         As a result of FERC Order No. 636, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern is selling a portion of its gas supply to a number of its firm transportation customers under contracts that expire on November 30, 1997, following which Southern's remaining gas supply will either be used by Southern or sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

         Southern currently is incurring no take-or-pay liabilities under any of these contracts. Southern is a party to two market-priced contracts with Exxon Corporation entered into in 1995 as part of a settlement of certain other gas purchase contracts. These contracts, which terminate in November 1997, account for 80 percent of Southern's estimated purchase commitments in the fourth quarter of 1997, which total $40 million. Annual purchase commitments total less than $25 million for each subsequent year. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market.

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

         Sonat Marketing's natural gas business has continued to grow rapidly. Sonat Marketing's average daily sales volumes increased 29 percent from the third quarter of 1996. This growth was achieved in large part by the Company's continuing focus on its strategy of working closely with its customers and delivering outstanding customer service.

         Sonat Marketing uses natural gas and oil futures contracts, options, and gas and oil price swap agreements to hedge the effects of market price volatility on its operating results. These instruments are used to lock in margins on Sonat Marketing's gas transactions. Sonat Marketing also uses futures to enable it to hedge fixed-price contracts to both its suppliers and its customers. Additionally, in June 1997, Sonat Marketing also began engaging in derivative transactions that are not directly linked to physical transactions to meet the needs of its customers. (See Market and Financial Risk Management and Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies. Sonat Power Marketing has remained focused on expanding its wholesale electric business, which is evidenced by the significant growth in sales volumes. Sales volumes grew to 3.3 million megawatt hours in the third quarter of 1997 from 1.0 million megawatt hours in the third quarter of 1996.

ENERGY MARKETING OPERATIONS

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                 (In Millions)

Revenues                                                  $912.7            $636.1           $2,568.2        $1,759.2
                                                          ======            ======           ========        ========

Operating Income (Loss)                                   $   .9            $ (0.7)          $    2.0        $   11.6
                                                          ======            ======           ========        ========

                                                                             (Billion Cubic Feet)
Sonat Marketing Gas Sales
    Volumes (100%)                                           339               262                942             685
                                                          ======            ======           ========        ========

                                                                         (Thousands of Megawatt Hours)
Sonat Power Marketing Sales
    Volumes (100%)                                         3,344             1,035              6,662           1,684
                                                          ======            ======           ========        ========


Third Quarter 1997 to Third Quarter 1996 Analysis

         Revenues and operating income increased by $276.6 million and $1.6 million, respectively. The increase in revenues is due to higher sales volumes. Operating costs for the energy marketing segment have increased due to business growth.

Nine Months 1997 to Nine Months 1996 Analysis

         Revenues increased for the nine-month period due to higher volumes. Operating income for the energy marketing segment for the nine months ended September 30, 1997, declined $9.6 million compared to the same period in 1996. Although sales volumes increased, unit trading margins were lower. Additionally, in the nine months ended September 30, 1996, increased price volatility and tight natural gas supplies in certain markets created excellent trading opportunities for Sonat Marketing. Similar conditions and opportunities did not occur in the nine months ended September 30, 1997. Operating costs for the energy marketing segment increased due to business growth.

Other Income Statement Items

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                 (In Millions)

Other Income (Expense), Net:
    Equity in earnings of
       unconsolidated affiliates                           $ 8.8             $ 8.9            $28.4             $25.3
    Minority interest                                       (0.4)             (0.1)            (1.2)             (5.2)
    Other                                                    1.1               4.7              5.7               6.6
                                                           -----             -----            -----             -----
                                                           $ 9.5             $13.5            $32.9             $26.7
                                                           =====             =====            =====             =====

         Equity in earnings of unconsolidated affiliates was flat in the three-month period. The increase in the nine-month period primarily reflects improved results at Citrus (discussed earlier in the Natural Gas Transmission section). Minority interest is AGL Resource's 35 percent share of earnings in Sonat Marketing and Sonat Power Marketing (operating results were discussed earlier in the Energy Marketing section). Other in both of the 1996 periods includes a $3.9 million net gain on the partial termination of an interest rate swap, while the nine-month period of 1997 includes a $2.4 million net gain on the termination of the remainder of the interest rate swap. In addition, the nine-month period of 1997 reflects higher levels of equity capitalized at Southern in its construction programs in the early part of the year, while the same period of 1996 includes gains on the sale of oil and gas properties.

Interest Expense, Net                                      $21.3             $19.7            $62.8             $62.8

         Net interest expense increased in the three-month period of 1997 compared to the three-month period of 1996 due to higher average debt levels. Net interest expense was flat for the nine-month period of 1997 compared to the nine-month period of 1996 because the impact of higher average debt levels was offset by lower average reserve balances. Interest capitalized decreased in both periods primarily due to lower interest capitalized at Sonat Exploration. The current nine-month period reflects lower GSR related interest income at Southern due to the 1996 Customer Settlement.

Income Tax Expense                                         $ 3.7             $20.9            $54.9             $62.3

         Income tax expense decreased in both periods due to lower levels of income before income taxes. The effective tax rate was lower in the three-month period because tax preference items had a greater impact at the lower level of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                       Nine Months
                                                                                                   Ended September 30,
                                                                                              1997              1996
                                                                                                    (In Millions)

Operating Activities                                                                        $ 423.5           $ 425.0

         Cash flow from operations was essentially flat compared to the 1996 period. An increase in cash flows at Sonat Exploration and Southern, driven primarily by improved operating results for the nine-month period, was offset by the unfavorable impact of energy prices on working capital for Energy Marketing's operations.

         The 1996 period included $34.0 million of cash refunds paid to customers at Southern. Other than those refunds, the change in gas supply realignment costs was attributable to the recording of the Customer Settlement in the second quarter of 1996. The change in reserves for regulatory matters and other is primarily due to the Customer Settlement accounting. Deferred income taxes and accrued income taxes reflect the impact of higher intangible drilling costs at Sonat Exploration in the current period and the Customer Settlement. The unusual entry to record an asset impairment at Sonat Exploration in the current period had the effect of increasing depreciation, depletion, and amortization by $39.0 million and decreasing deferred income taxes by $13.7 million. The change in accounts receivable and accounts payable is primarily attributable to high receivable and payable balances in December 1996 due to higher natural gas prices. The change in other current assets and liabilities is primarily due to the change in the level of broker deposits at Energy Marketing.

Investing Activities                                                                        $(565.3)          $(403.1)

         Net cash used in investing activities was $162.2 million higher in 1997 compared to 1996. The increase was primarily attributable to capital expenditures, which were higher due to increased developmental drilling at Sonat Exploration. The increase in advances to unconsolidated affiliates primarily reflects Southern's investments of $17.2 million in the Destin Pipeline joint venture.


                                                                                                       Nine Months
                                                                                                   Ended September 30,
                                                                                              1997              1996
                                                                                                    (In Millions)

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

         Exploration and Production                                                          $425.7            $298.1
         Natural Gas Transmission                                                             100.5              94.9
         Energy Marketing                                                                       8.3               3.3
         Other                                                                                  2.7               3.2
                                                                                             ------            ------

         Total                                                                               $537.2            $399.5
                                                                                             ======            ======

     The  Company's  share  of  capital   expenditures  by  its   unconsolidated
affiliates was $16.7 million and $8.9 million in the first nine months of 1997 and 1996, respectively.

Financing Activities                                                                         $208.7           $ (39.2)

         Financing activities provided $208.7 million in 1997 compared to requiring $39.2 million in 1996. The change was primarily attributable to increased borrowings, which helped finance higher capital expenditures, and the Company's stock repurchase program in the current period. In September 1997, Sonat and Southern each issued $100.0 million under their shelf registration statements. The proceeds were used to repay amounts borrowed under Sonat's commercial paper program and under its revolving credit agreement.

CAPITAL RESOURCES

         At September 30, 1997, the Company had lines of credit and a revolving credit agreement with a total capacity of $750.0 million. Of this, $265.3 million was available. The Company has a policy that bank and commercial paper borrowings in the aggregate will not exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, at that date the Company would not have deemed available under the lines of credit and the revolving credit agreement an amount equal to the $234.7 million of commercial paper then outstanding, plus the $250.0 million then outstanding in bank loans.

         Sonat has a shelf registration with the Securities and Exchange Commission (SEC) that provides for issuance of up to $500.0 million in debt securities of which $300.0 million has been issued.

         The Company has essentially completed purchasing stock under its stock repurchase program for 1997. Shares purchased are intended for reissuance in connection with employee stock options and restricted stock programs.

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

         The Company's use of these derivative instruments is implemented under a set of policies approved by the Board of Directors. Speculative transactions using financial derivatives are prohibited. In the case of Sonat Exploration, these policies prohibit transactions not matched by physical commodity positions. For commodity price hedges, these policies set limits regarding volumes relative to budgeted production or sales levels. Sonat Marketing uses futures contracts, options, and price swap agreements to hedge physical positions. In June 1997, Sonat Marketing also began engaging in derivative trading, subject to a policy that limits the net positions to specific value at risk limits. Material forward rate agreements and swap counterparties are approved by the Board, and volume limits for swaps are set for any single counterparty. Reports detailing each transaction, mark-to-market and value at risk positions are reviewed by management. In addition, all derivative activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

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


(a)      Exhibits1

Exhibit
Number                              Exhibits


11*          Computation of Earnings per Share

12*          Computation of Ratio of Earnings to Fixed Charges

27*          Financial Data Schedules for the period ended September 30, 1997
-------------
*   Filed herewith

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on September 29, 1997, reporting certain information under Item 5, with respect to the issuance and sale by the Company of $100,000,000 aggregate principal amount of its 6.75% Notes due October 1, 2007, and furnishing certain related exhibits under Item 6.




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




                                                   SONAT INC.



Date:      November 10, 1997                By:      /s/ James E. Moylan, Jr.
       --------------------------                  --------------------------
                                                   James E. Moylan, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer





Date:      November 10, 1997                By:      /s/ Thomas W. Barker, Jr.
       --------------------------                  ---------------------------
                                                   Thomas W. Barker, Jr.
                                                   Vice President-Finance