Form 10-K405
period 1997-12-31
SONAT INC
filed 1998-03-26
CIK 92236

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

   FOR THE TRANSITION PERIOD FROM  TO

                         Commission file number 1-7179
                             ---------------------
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

                        Yes  X                        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 30, 1998 -- $3,734,334,844.
                  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR
             VALUE, OUTSTANDING ON JANUARY 30, 1998 -- 109,960,050

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT DATED AS OF MARCH 21, 1998,
    ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

================================================================================

                                   SONAT INC.

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

ITEM                                                                        PAGE
----                                                                       ------
PART I

Item 1.      Business....................................................  I-1
               Exploration and Production................................  I-1
                  Sonat Exploration Company..............................  I-2
                    Consolidated Wells and Acreage.......................  I-6
                    Consolidated Exploratory and Development Wells.......  I-6
                    Consolidated Net Production..........................  I-6
                  Sonat Exploration GOM Inc..............................  I-7
                    Oil and Gas Reserves.................................  I-9
                    Exploration and Development Activity.................  I-10
                    Net Production, Unit Prices, and Production Costs....  I-10
                    Development, Exploration, and Acquisition
                     Expenditures........................................  I-11
                    Acreage..............................................  I-11
                  Competition and Current Business Conditions............  I-11
               Natural Gas Transmission..................................  I-12
                  Southern Natural Gas Company...........................  I-12
                  Florida Gas Transmission Company.......................  I-12
                  Sea Robin Pipeline Company.............................  I-12
                  South Georgia Natural Gas Company......................  I-12
                  Destin Pipeline Company, L.L.C.........................  I-13
                  Etowah LNG Company, L.L.C..............................  I-13
                  Markets -- Transportation..............................  I-13
                  Markets -- System Expansions...........................  I-15
                  Gas Sales and Supplies.................................  I-17
                  Rate and Regulatory Proceedings........................  I-17
                  Storage Fields.........................................  I-17
                  Competition and Current Business Conditions............  I-17
               Energy Services...........................................  I-20
                  Sonat Energy Services Company..........................  I-20
                    Sonat Marketing Company L.P..........................  I-20
                    Sonat Public Service Company L.L.C...................  I-20
                    Unicom Gas Services LLC..............................  I-20
                    Sonat Power Marketing L.P............................  I-20
                    Sonat Power Inc......................................  I-21
                    Sonat Intrastate-Alabama Inc.........................  I-21
                  Sonat Power Systems Inc................................  I-21
                  Competition and Current Business Conditions............  I-21
               Governmental Regulation...................................  I-23
                  Exploration and Production.............................  I-23
                  Natural Gas Transmission...............................  I-23
                  Energy Services........................................  I-24
               Environmental Matters.....................................  I-24
               Year 2000 Project.........................................  I-24
               Cautionary Statement Concerning Forward-Looking
                   Statements............................................  I-24
Item 2.      Properties..................................................  I-24
Item 3.      Legal Proceedings...........................................  I-25

ITEM                                                                        PAGE
----                                                                       ------
Item 4.      Submission of Matters to a Vote of Security Holders.........  I-26
             Executive Officers of the Registrant........................  I-26

PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................  II-33
Item 6.      Selected Financial Data.....................................  II-45
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  II-2
Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................  II-12
Item 8.      Financial Statements and Supplementary Data.................  II-19
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  II-47

PART III
Item 10.     Directors and Executive Officers of the Registrant..........  III-1
Item 11.     Executive Compensation......................................  III-1
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................  III-1
Item 13.     Certain Relationships and Related Transactions..............  III-1

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................  IV-1

                                     PART I

ITEM 1.  BUSINESS

     Sonat Inc. ("Sonat" or the "Company") is a diversified energy holding company. It is engaged through Sonat Exploration Company ("Exploration") and Sonat Exploration GOM Inc. ("Sonat GOM") in domestic oil and natural gas exploration and production, through Southern Natural Gas Company ("Southern") and Citrus Corp. ("Citrus") in the transmission and storage of natural gas, and through Sonat Energy Services Company ("Sonat Energy Services") in natural gas and electric power marketing.

     Exploration, which is the sixth largest independent oil and gas producer in the United States, operates primarily in Texas, Oklahoma, Louisiana, Arkansas, and the Gulf of Mexico. In January 1998 Sonat completed a $1.3 billion merger with Zilkha Energy Company ("Zilkha"), a privately owned oil and gas exploration, development, and production company operating primarily offshore in the shallow waters of the Gulf of Mexico. Following the merger, Zilkha was renamed Sonat GOM. Oil and gas exploration and production activities contributed approximately 35 percent of Sonat's consolidated operating income for 1997.

     Southern is a major transporter of natural gas to the southeastern United States. Its natural gas pipeline system extends primarily from gas producing areas of Texas and Louisiana, both onshore and offshore, to markets in a seven-state area of the Southeast. Sonat and Enron Corp., an unaffiliated company, each owns a one-half interest in Citrus, a holding company that owns 100 percent of Florida Gas Transmission Company ("Florida Gas"). Florida Gas is an interstate natural gas pipeline that serves electric generation, resale, and industrial markets in Florida. Natural gas transmission operations, excluding Citrus, contributed approximately 60 percent of Sonat's consolidated operating income for 1997. Sonat's share of Citrus' 1997 earnings of approximately $28.7 million is reflected in Equity in Earnings of Unconsolidated Affiliates in its Consolidated Statements of Income.

     Sonat Energy Services' largest subsidiary, Sonat Marketing Company L.P. ("Sonat Marketing"), sells natural gas throughout much of the United States, principally the area east of the Rocky Mountains. Sonat Marketing is 65-percent owned by a subsidiary of Sonat Energy Services, with the remaining interest owned by a subsidiary of AGL Resources, Inc., an unaffiliated company ("AGL Resources"). At year-end 1997 Sonat Marketing was one of the ten largest natural gas marketers in the United States. Sonat Energy Services owns 65 percent of Sonat Power Marketing L.P. ("Power Marketing"), which markets electric power throughout the area of the United States east of the Rocky Mountains. AGL Resources owns the remaining 35 percent interest in Power Marketing. Energy marketing activities contributed approximately four percent of Sonat's consolidated operating income for 1997, inclusive of the minority interests.

     Sonat was incorporated under the laws of Delaware in 1973 in connection with a reorganization of Southern. At March 1, 1998, Sonat and its subsidiaries employed approximately 2,110 people.

     Sonat's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is
(205) 325-3800.

     Additional business information is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in Part II of this report, which are incorporated herein by reference. Reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in Part II of this report for further information with respect to the portions of Sonat's revenues, operating profit, capital expenditures, and identifiable assets attributable to each of its business segments.

                           EXPLORATION AND PRODUCTION

     Sonat is engaged in the exploration for and the acquisition, development, and production of oil and natural gas through its wholly owned subsidiaries, Sonat Exploration Company, and its subsidiary companies (collectively referred to as "Exploration" unless the context indicates otherwise) and Sonat GOM, as described below.

SONAT EXPLORATION COMPANY

     Exploration's principal office is located in Houston, Texas. Exploration also has offices in Tyler and Midland, Texas, and Oklahoma City, Oklahoma. The oil and gas properties of Exploration are principally located onshore in the Southern coastal states, in various states in the Southwest and Midwest, and in federal waters offshore Louisiana and Texas. As of December 31, 1997, Exploration had operations or properties in 13 states. Exploration had working interests in approximately 2.9 million gross acres or 2.1 million net acres onshore as of December 31, 1997. Of this onshore acreage, approximately 1.1 million gross or 663,000 net acres were producing oil or gas. In addition, as of such date, Exploration had a working interest in 53 federal offshore blocks in the Gulf of Mexico and one state offshore block, totaling approximately 217,000 gross acres or 145,000 net acres. Of these blocks, 49 were producing oil or gas.

     Beginning in 1988 Exploration implemented a strategy to acquire gas properties with significant development potential. In 1996, however, Exploration began to focus more of its resources on development and exploratory drilling activities to more fully exploit the exploratory and development drilling prospects it had developed on the substantial acreage it had acquired. As a result, expenditures for exploration and development drilling activities in 1996 exceeded expenditures for producing property acquisitions for the first time in nine years. Exploration expects to focus more on exploratory and development drilling and expanding its land positions through leasing rather than on property acquisitions for future growth. Exploration increased its total proved reserves to approximately 2.2 trillion cubic feet ("Tcf") of natural gas equivalent at the end of 1997, compared to approximately 2.0 Tcf at the end of 1996. Approximately 84 percent of Exploration's proved reserves are natural gas.

     In 1997 Exploration participated in the drilling of 407 development wells, of which 94 percent were successful. Exploration also participated in the drilling of 14 exploratory wells in 1997, nine of which were successful. Of the total of 421 wells in which Exploration participated in drilling in 1997, it operated 374. Exploration plans to drill approximately 420 additional wells during 1998, which includes those planned by Sonat GOM. Exploration increased net proved reserves during 1997 by approximately 285 billion cubic feet ("Bcf ") of natural gas equivalent through drilling and producing operations.

     During 1997 Exploration expanded its lease position in the Cotton Valley Pinnacle Reef trend from 300,000 to 405,000 gross acres. All of the discoveries to date in this trend have been in the Bear Grass area in Freestone and Leon Counties, Texas. In mid-1997 Exploration drilled a dry hole 45 miles north of the Bear Grass area in Henderson County, Texas, in an attempt to extend production to an area where it has a large acreage position. Additional seismic and geologic work has been done in this area, and Exploration plans to drill a second well there in 1998. Altogether, as a part of its drilling program, Exploration participated in the drilling of eight wells in this trend during 1997, of which six were successful, and plans to drill seven additional wells there during 1998.

     Exploration has also maintained an active drilling program in the Austin Chalk trend. Its initial Austin Chalk drilling program was in east Texas, but its development activities in this trend are now focused in the Hurricane Branch and Masters Creek areas in Vernon and Rapides Parishes in Louisiana. As a part of its drilling program, Exploration participated in the drilling of 27 horizontal wells in this trend during 1997, of which 21 were successful.

     With the merger of a subsidiary of Sonat with Zilkha, as described below under the heading "Sonat Exploration GOM Inc.," Exploration expects to focus in 1998 on developing the extensive interests of Sonat GOM in the Gulf of Mexico. Exploration has evaluated a significant number of new prospects to develop and plans to drill 23 exploratory wells and 14 development wells in the Gulf of Mexico during 1998.

     During 1997 Exploration acquired approximately 20.5 Bcf of proved natural gas equivalent reserves in five separate transactions totaling $5.6 million, for an average acquisition cost of $.27 per thousand cubic feet equivalent. Through these acquisitions, Exploration increased its position in east Texas and north Louisiana.

     As of December 31, 1997, Exploration's net proved reserves totaled 58 million barrels of crude oil, condensate, and natural gas liquids and 1,850 Bcf of natural gas. As of December 31, 1996, Exploration's net proved reserves amounted to 51 million barrels of crude oil, condensate, and natural gas liquids and 1,692 Bcf of natural gas. For additional information concerning reserves, see Note 13 of the Notes to Consolidated Financial Statements in Part II of this report.

     Exploration's total exploration and production capital expenditures in 1997 were $539 million compared with $368 million in 1996. While Exploration expects that it will make some small producing property acquisitions in 1998, it has shifted to a reserve replacement and growth strategy more focused on exploration and aggressive development drilling. Capital spending in 1998, including that of Sonat GOM, is expected to be approximately $538 million, which includes allocations of $398 million for development drilling and $136 million for exploration, including leasing and seismic, with the remainder targeted for small producing property acquisitions. Of the total of $534 million allocated for drilling and exploration activities, $215 million is targeted for Gulf of Mexico activities and $319 million is targeted for onshore activities. Changes in this capital program may occur during the year since the number, type, and timing of prospects drilled are subject to continual revision as a result of many factors, including the number of new prospects identified and secured through exploration and joint ventures with others, the number of prospects identified through ongoing geologic evaluation or seismic reprocessing efforts, rig availability, lease expiration dates, the availability of capital to fund such projects, initial test results, the price of oil and gas, weather, and other general economic conditions. While maintaining an active drilling program, Exploration has also continued its cost control and productivity improvement efforts.

     In order to focus its exploration and production efforts and to minimize operating and other costs, Exploration disposed of certain nonstrategic oil and gas interests in 1997 in the states of Texas, Louisiana, Arkansas, and Oklahoma, and the Gulf of Mexico. These properties were sold for a total of approximately $35.3 million and included net proved reserves of approximately 36.2 Bcf of natural gas equivalent. Exploration expects that it will continue to upgrade its asset base through disposal of non-strategic properties in the future.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of Exploration. The reserve data set forth herein represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by Exploration declines as reserves are depleted. Except to the extent Exploration conducts successful exploration and development activities or acquires additional properties containing proved reserves, or both, the proved reserves of Exploration will decline as reserves are produced.

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

     The following tables detail the gross lease acreage of both producing and nonproducing onshore properties and offshore lease blocks in which Exploration had an interest at December 31, 1997. The map on page I-5 following the tables generally depicts the areas in which Exploration had significant lease interests as of that date.

                           SONAT EXPLORATION COMPANY

                          ONSHORE GROSS LEASE ACREAGE

STATE                                                    PRODUCING    NON-PRODUCING      TOTAL
-----                                                    ---------    -------------    ---------
Alabama................................................      9,450         32,270         41,720
Arkansas...............................................    260,706         73,047        333,753
Louisiana..............................................    196,947        764,736        961,683
Oklahoma...............................................    221,983         77,678        299,661
Texas..................................................    330,736        923,622      1,254,358
Other..................................................     25,816          3,598         29,414
                                                         ---------      ---------      ---------
          Total........................................  1,045,638      1,874,951      2,920,589
                                                         =========      =========      =========

                          OFFSHORE GROSS LEASE BLOCKS

AREA                                                          PRODUCING    NON-PRODUCING    TOTAL
----                                                          ---------    -------------    -----
Mustang Island..............................................      3              2            5
High Island(1)..............................................     10              0           10
Sabine Pass.................................................      4              0            4
West Cameron(2).............................................     14              0           14
East Cameron(3).............................................      8              1            9
Eugene Island...............................................      4              0            4
Ship Shoal..................................................      3              1            4
Mississippi Canyon(4).......................................      3              0            3
                                                                 --             --           --
          Total.............................................     49              4           53
                                                                 ==             ==           ==

---------------

(1) In one of the producing blocks, High Island 139, Exploration only has an overriding royalty interest.
(2) Exploration has a 12.5 percent working interest below 9,500 feet in West Cameron 290, which is one of the 14 producing blocks. In one of the producing blocks, West Cameron 421, Exploration only has an overriding royalty interest.
(3) In one of the producing blocks, East Cameron 33, Exploration only has an overriding royalty interest. Exploration has a 40.73 percent working interest below 10,500 feet in East Cameron 223 and a 31.23 percent working interest below 10,500 feet in East Cameron 231.
(4) Exploration is not a lessee of one of the four producing blocks, Mississippi Canyon 150, but this block has been unitized with the three producing lease blocks in the area in which Exploration has working interests.

                       (SONAT EXPLORATION INTERESTS MAP)

     CONSOLIDATED WELLS AND ACREAGE. The following table sets forth information concerning Exploration's consolidated working interests in oil and gas properties as of December 31, 1997.

                                            TOTAL NUMBER OF
                                              PRODUCTIVE
                                                 WELLS                                     NUMBER OF
                                            ---------------     DEVELOPED   UNDEVELOPED   WELLS BEING
                                            OIL       GAS         ACRES        ACRES        DRILLED
                                            ----     ------     ---------   -----------   ------------
Gross.....................................  239(1)   2,777(2)   1,232,000    1,906,000         74
Net.......................................  158      1,733        793,000    1,491,000         49

---------------

(1) Three of these wells are multiple completions.
(2) 94 of these wells are multiple completions.

     CONSOLIDATED EXPLORATORY AND DEVELOPMENT WELLS. The following table sets forth certain consolidated information regarding exploratory and development wells drilled during the years 1995 through 1997.

                                                            NET EXPLORATORY     NET DEVELOPMENT WELLS
                                                             WELLS DRILLED             DRILLED
                                                           ------------------   ---------------------
                                                           1995   1996   1997   1995    1996    1997
                                                           ----   ----   ----   -----   -----   -----
Productive...............................................  0.5    6.4    7.0    187.1   205.7   294.0
Dry......................................................    0    4.0    3.7      9.4     5.4    18.3

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

     CONSOLIDATED NET PRODUCTION. Exploration had interests in production from 2,889 producing wells onshore and 127 producing wells offshore as of December 31, 1997. Reference is made to the table in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report showing the consolidated net production (sales volumes) of oil and condensate, natural gas liquids, and natural gas for 1995 to 1997 and the average sales prices for those years (including transfers). The average production (lifting) costs per unit of oil and gas was $.43 in 1997, $.35 in 1996, and $.38 in 1995. The average production cost is calculated by converting all units of production to the equivalent thousand cubic feet ("Mcf") of gas using the relative energy content method.

     Exploration sells its crude oil production generally at posted prices, subject to adjustments for gravity and transportation. Exploration sells its natural gas primarily to Sonat Marketing at spot-market prices. Exploration also sells some of its gas under long-term contracts directly to pipelines, distribution companies, and end-users. Exploration sells natural gas liquids at market prices under monthly or long-term contracts. Sales of natural gas by Exploration to affiliates accounted for approximately 73 percent of Exploration's revenues in 1997 and in 1996.

     During 1993 Sonat Marketing entered into agreements with Exploration pursuant to which Sonat Marketing purchases substantially all of Exploration's natural gas production that is not sold under pre-existing term dedications. The purchase prices for natural gas covered by these agreements is based on representative index prices agreed upon by Exploration and Sonat Marketing as representing the market value of the gas. A portion of Exploration's production is hedged by entering into intercompany swaps with Sonat Marketing to reduce the risks associated with spot-market price volatility. See Note 3 of the Notes to Consolidated Financial Statements contained in Part II of this report.

SONAT EXPLORATION GOM INC.

     On January 30, 1998, Sonat closed the merger of one of its wholly owned subsidiaries with Zilkha, a privately owned oil and gas exploration, development, and production company operating primarily offshore in the shallow waters of the Gulf of Mexico, for $1.3 billion. Following the merger, Zilkha was renamed Sonat GOM, which is a wholly owned subsidiary of Sonat with its principal office in Houston, Texas. Also, following the merger, Sonat GOM became responsible for all of the offshore Gulf of Mexico exploration and development operations of Exploration. See Note 15 of the Notes to Consolidated Financial Statements in Part II of this report for additional details regarding the merger. The results of Zilkha are not included in such Consolidated Financial Statements. All references below to matters prior to January 30, 1998, are to Zilkha, while all references to matters after such date are to Sonat GOM.

     Sonat GOM holds the industry's largest net leasehold position in the shallow water area (less than 600 feet) of the Gulf of Mexico. At December 31, 1997, Zilkha had an ownership interest in approximately 390 state and federal lease blocks, of which 11 blocks were located in deep water areas and approximately 340 lease blocks (covering approximately 1.4 million net acres) were undeveloped. Zilkha also had a contractual interest (with rights to drill to earn) in approximately 200,000 additional undeveloped acres. Zilkha had licensed or contracted to license 3-D seismic data covering approximately 6,100 lease blocks in both shallow and deep water areas of the Gulf of Mexico. At December 31, 1997, Zilkha's total proved reserves were estimated to be approximately 401,480 billion cubic feet equivalent ("Bcfe"), consisting of 310,802 million cubic feet ("MMcf") of natural gas and 15,113 million barrels ("MMBbls") of crude oil and condensate. Zilkha's total daily production in 1997 averaged 173 MMcf of natural gas and 5.9 thousand barrels ("MBbls") of crude oil and condensate. Zilkha operated 70% of its fields and 86% of its proved reserves at December 31, 1997.

     Sonat GOM has expanded its reserve base and production principally through exploration and associated development drilling. The Gulf of Mexico is a well-established area of oil and gas production where Sonat GOM's management and staff have both experience and expertise and where the application of advances in 3-D and 2-D seismic and computer-aided exploration technology is particularly well suited. From 1992 through the end of 1997, Zilkha spent approximately $130 million on 3-D seismic and reprocessing. At December 31, 1997, Zilkha had approximately 4,100 lease blocks of 3-D seismic data coverage with contractual commitments to purchase an additional 2,000 lease blocks of coverage within the next three years. With the aid of seismic technology, Zilkha had achieved a 65% success rate with respect to the 86 gross exploratory wells it has completed drilling between January 1, 1992, and December 31, 1997.

     Sonat GOM's producing properties are all located in the shallow water area of the Gulf of Mexico, with most located in 30 to 150 feet of water. The fields are typically one to three well fields with high flow rates per completion, generally between seven and 25 MMcf per day initial rates per zone. Most of Sonat GOM's production is less than six years old, with operating costs generally under $0.25/Mcfe. Based upon the reserve report, dated February 27, 1998 (the "Reserve Report"), prepared by William M. Cobb & Associates, Inc. ("Cobb"), at December 31, 1997, approximately 260 Bcfe, or 65%, of Zilkha's proved reserves, were attributable to nine properties. A map generally depicting the areas at January 30, 1998, in which Sonat GOM has significant lease interests and in which it has licensed or contracted to license 3-D seismic data appears on page I-8.

                             (SONAT GOM INTERESTS)

     OIL AND GAS RESERVES. The following table sets forth certain information on the total proved reserves for Zilkha as of December 31, 1997. Information in the following table is based upon the Reserve Report in accordance with the rules and regulations of the Securities and Exchange Commission. For purposes of preparing such estimates, Cobb reviewed production data through November 30, 1997. In order to calculate the proved reserve estimates as of December 31, 1997, Cobb assumed that production for each of Zilkha's properties since the date of the last production data reviewed was in accordance with the production decline curve previously established for such property.

                                                                 NET PROVED RESERVES
                                                              --------------------------
                                                                GAS      OIL      TOTAL
                                                              -------   ------   -------
                                                              (MMCF)    (MBBL)   (BCFE)
Producing...................................................  152,282   4,925    181,832
Non-Producing...............................................   51,160   3,510     72,220
Undeveloped.................................................  107,360   6,678    147,428
                                                              -------   ------   -------
          Total Proved......................................  310,802   15,113   401,480

     Since July 1, 1997, Sonat GOM has not filed any estimates of proved oil and gas reserves with any federal authority or agency. Sonat included such estimates in the Registration Statement under the Securities Act of 1933 on Form S-4 filed with the Securities and Exchange Commission on December 10, 1997, as Registration No. 333-41851. There are no material differences in the reserves reflected in such Registration Statement and the reserves estimated herein, except for differences resulting from actual production, acquisitions, property sales, and necessary reserve revisions and additions to reflect actual experience.

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of Sonat GOM. The reserve data set forth herein represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by Sonat GOM declines as reserves are depleted. Except to the extent Sonat GOM conducts successful exploration and development activities or acquires additional properties containing proved reserves, or both, the proved reserves of Sonat GOM will decline as reserves are produced.

     EXPLORATION AND DEVELOPMENT ACTIVITY. Zilkha drilled, or participated in the drilling of, the following numbers of total offshore wells during the periods indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                1997           1996           1995
                                                            ------------   ------------   ------------
                                                            GROSS   NET    GROSS   NET    GROSS   NET
                                                            -----   ----   -----   ----   -----   ----
Exploratory Wells
  Gas.....................................................  10.0     8.3   12.0    10.1    4.0     3.4
  Oil.....................................................   4.0     4.0    6.0     5.3    1.0     0.1
  Dry.....................................................  13.0    10.6    2.0     1.7    5.0     4.4
                                                            ----    ----   ----    ----   ----    ----
          Total...........................................  27.0    22.9   20.0    17.1   10.0     7.9
Development Wells
  Gas.....................................................   4.0     0.7    1.0     1.0    0.0     0.0
  Oil.....................................................   3.0     1.3    4.0     0.7    1.0     1.0
  Dry.....................................................   1.0     1.0    0.0     0.0    0.0     0.0
                                                            ----    ----   ----    ----   ----    ----
          Total...........................................   8.0     3.0    5.0     1.7    1.0     1.0
Total Wells
  Gas.....................................................  14.0     9.0   13.0    11.1    4.0     3.3
  Oil.....................................................   7.0     5.3   10.0     6.0    2.0     1.2
  Dry.....................................................  14.0    11.6    2.0     1.7    5.0     4.4
                                                            ----    ----   ----    ----   ----    ----
          Total...........................................  35.0    25.9   25.0    18.8   11.0     8.9

     The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered from such wells.

     During 1997 Zilkha completed the drilling of 27 gross (23 net) exploration wells in the shallow water area of the Gulf of Mexico. Of these wells, 14 gross (12 net) were successful in finding commercial quantities of hydrocarbons and have been or will be completed for production.

     Out of a total of approximately 390 state and federal lease blocks in which Zilkha owned an interest at December 31, 1997, approximately 340 lease blocks (covering approximately 1.4 million acres) are undeveloped. Zilkha had an inventory of more than 70 identified prospects on acreage owned or controlled by Zilkha. Sonat GOM plans to drill approximately 35 to 40 prospects in 1998, four of which are located on farmed in or joint venture acreage with the remainder being on acreage that is owned 100% by Sonat GOM. Substantially all of the drilling Zilkha conducted in 1997 and that Sonat GOM intends to conduct in 1998 is in the shallow water area of the Gulf of Mexico. While Sonat GOM currently intends to complete the drilling of these prospects, the number, type and timing of the prospects drilled are subject to continued revision as a result of many factors, including the number of new prospects identified and secured through exploration and joint ventures with others, the number of prospects identified through ongoing geologic evaluation or seismic reprocessing efforts, rig availability, lease expiration dates, the availability of capital to fund such projects, initial test results, the price of oil and gas, weather, and other general economic conditions.

     NET PRODUCTION, UNIT PRICES, AND PRODUCTION COSTS. As of December 31, 1997, Zilkha had an ownership interest in 70 gross (44.7 net) productive wells, including 54 gross (37.2 net) productive natural gas wells and 16 gross (7.5 net) productive oil wells.

     The following table sets forth certain information regarding the net production volumes, average sales prices received, and average production costs associated with Zilkha's sales of oil and natural gas for the periods indicated.

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1997    1996    1995
                                                              -----   -----   -----
Net Production:
  Gas (Bcf).................................................   63.1    63.5    55.2
  Oil (MMBbls)..............................................    2.2     1.7     2.5
          Total (Bcfe)......................................   76.3    73.5    70.3
Average Sales Price:
  Gas ($/Mcf)(1)............................................   2.65    2.64    1.72
  Oil ($/Bbl)...............................................  18.86   20.08   17.00
Average Production Cost:
  ($/Mcfe)(2)...............................................   0.19    0.17    0.18

---------------

(1) Includes natural gas liquids.
(2) Includes direct lifting costs (labor, repairs and maintenance, materials, and supplies) and the administrative costs of production offices, insurance, and property and severance taxes.

     DEVELOPMENT, EXPLORATION, AND ACQUISITION EXPENDITURES. The following table sets forth certain information regarding the costs incurred by Zilkha in its development, exploration, and acquisition activities during the periods indicated.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
Development Costs...........................................  $ 71.5   $ 38.8   $ 21.2
Exploration Costs:
  Lease Acquisitions and Delay Rentals......................    24.9     41.9     12.4
  Seismic Acquisition and Reprocessing......................    59.6     41.6     19.7
  Drilling..................................................   121.9     80.0     67.6
                                                              ------   ------   ------
          Total Capital Expenditures........................  $277.9   $202.3   $120.9
                                                              ======   ======   ======

     ACREAGE.  As of December 31, 1997, Zilkha had an interest in approximately
1.6 million gross (1.5 million net) acres, including approximately 153,000 gross (103,000 net) developed acres and approximately 1.45 million gross (1.4 million net) undeveloped acres. Acreage in which Zilkha's interest was limited to royalty, overriding royalty, and similar interests is insignificant and, therefore, excluded.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     The oil and gas business is highly competitive in the search for and acquisition of additional reserves and in the marketing of oil and natural gas. Exploration's competitors include the major and intermediate size oil companies, independent oil and gas concerns, and individual producers or operators.

     Exploration's realized natural gas prices averaged $2.18 per thousand cubic feet in 1997, down from $2.20 in 1996. Oil and condensate prices were higher in 1997, averaging $20.05 per barrel versus $19.25 per barrel in 1996. Exploration hedged a portion of its 1997 production, which reduced its realized price for natural gas and oil by $.20 per Mcf and $.20 per Bbl, respectively. See Part II of this report in Note 3 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations following the caption "Hedging Activities" for a discussion of oil and gas production hedged in the future.

     Exploration plans to spend approximately $538 million in capital expenditures in 1998, which includes allocations of $398 million for development drilling and $136 million for exploration, including leasing and seismic, with the remainder targeted for small producing property acquisitions. Actual expenditures for such activities may vary from these estimates for a number of reasons, including those discussed under the caption Cautionary Statement Concerning Forward-Looking Statements contained below in this Part I of this report.

                            NATURAL GAS TRANSMISSION

     Sonat owns interests in more than 14,000 miles of natural gas pipelines extending across the southeastern United States from Texas to South Carolina and Florida. The principal business of Sonat's pipelines is the transmission and storage of natural gas in interstate commerce.

     Sonat's interstate pipeline businesses are subject to regulation by the FERC and the U.S. Department of Transportation under the terms of the Natural Gas Policy Act of 1978 ("NGPA"), the Natural Gas Act ("NGA"), and various pipeline safety and environmental laws. See "Governmental Regulation -- Natural Gas Transmission" below for information concerning the regulation of natural gas transmission operations.

SOUTHERN NATURAL GAS COMPANY

     Sonat's principal operating company in the pipeline group is Southern, a wholly owned subsidiary of Sonat, which owns approximately 7,500 miles of interstate pipeline. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern is the principal pipeline supplier to the growing Southeastern markets of Alabama and Georgia. Southern's interstate pipeline system has a firm daily delivery capacity of approximately 2.5 Bcf of natural gas. A map of Southern's pipeline system, including pipelines of its subsidiaries and joint ventures, as well as of the pipeline system of Florida Gas, appears on page I-19.

FLORIDA GAS TRANSMISSION COMPANY

     Sonat owns one-half of the stock of Citrus, which owns all of the stock of Florida Gas. Florida Gas is the primary pipeline transporter of natural gas in the State of Florida and the sole pipeline transporter to peninsular Florida. Florida Gas is operated by a subsidiary of Enron Corp., an unaffiliated company, which owns the other 50 percent of Citrus. Florida Gas owns approximately 4,800 miles of interstate natural gas pipelines that extend from south Texas to a point near Miami, Florida. Its system has a firm daily delivery capacity of approximately 1.5 Bcf of natural gas. See the map on page I-19. For additional information regarding Citrus, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report, and the Consolidated Financial Statements of Citrus contained in Part IV of this report.

SEA ROBIN PIPELINE COMPANY

     Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns an approximately 430-mile interstate natural gas pipeline system located in the Gulf of Mexico. Sea Robin gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to one independent storage company and five downstream transmission pipelines, including Southern. Sea Robin's pipeline system includes 66 miles of large diameter, 36-inch pipeline. See the system map on page I-19. Sea Robin transported approximately 278 Bcf of natural gas in 1997 compared to 243 Bcf in 1996. These Sea Robin volumes are included within the Southern transportation volumes discussed below.

SOUTH GEORGIA NATURAL GAS COMPANY

     South Georgia Natural Gas Company ("South Georgia"), a wholly owned subsidiary of Southern, owns an approximately 910-mile interstate natural gas transmission system located in eastern Alabama, southern

Georgia, and the Florida Panhandle. See the system map on page I-19. South Georgia transported approximately 38 Bcf of natural gas in 1997 compared to 37 Bcf in 1996. These South Georgia volumes are included within the Southern transportation volumes discussed below.

DESTIN PIPELINE COMPANY, L.L.C.

     In April 1997 units of Shell Oil Company ("Shell") and Amoco Corporation ("Amoco") joined with Southern in the ownership of Destin Pipeline Company, L.L.C. ("Destin"), which is building a 212-mile interstate pipeline system designed to transport natural gas from the growing eastern Gulf of Mexico production area. Destin's pipeline system will extend from Main Pass Block 260 in the Gulf of Mexico northward into Mississippi, where it will connect with five other interstate pipelines, including Southern and Florida Gas. See the system map on page I-19. The pipeline will have a firm daily delivery capacity of 1.0 Bcf and initial construction costs are estimated to be $313 million. Each of the participants has a one-third interest in this company. Southern is responsible for construction of 132 miles of onshore pipeline and related facilities while a unit of Shell is responsible for construction of the offshore portion of the pipeline. Southern will be the operator of the system. Construction of the pipeline began in December 1997 and it is expected to be partially completed and in service by July 1998 and fully in service by January 1999.

     Destin's FERC Gas Tariff includes a flexible firm transportation service, which provides for levels of firm transportation capacity that may vary quarterly, with the transportation provided at a volumetric rate provided certain minimum throughput levels are maintained. Under the flexible firm service, Destin's transportation revenue will fluctuate based on the levels of gas production from its shippers. To be eligible for Destin's flexible firm service, a shipper must make a life-of-reserves commitment of production from offshore leases with estimated proven recoverable reserves of 100 Bcf or more.

     Shell and Amoco have made substantial firm transportation commitments to this pipeline. Three other shippers have also dedicated their production from certain leases in the Eastern Gulf of Mexico to Destin for transportation under Destin's flexible firm rate schedule. Discussions are under way with other prospective shippers.

ETOWAH LNG COMPANY, L.L.C.

     In December 1997 an affiliate of AGL Resources and Southern formed a new entity, Etowah LNG Company, L.L.C. ("Etowah"), to jointly construct, own, and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company ("AGLC"), and Southern's pipeline. Etowah will provide natural gas storage and peaking services to AGLC and other Southeastern customers. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. The new facility will cost approximately $90 million and is expected to have 300 MMcf per day of vaporization capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah expects AGLC to subscribe for 200 MMcf per day of vaporization capacity, which represents two-thirds of its available capacity, for a term of 20 years. Etowah expects to file a certificate application with FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

MARKETS -- TRANSPORTATION

     Sonat's pipelines provide natural gas transportation services for their distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. The principal industries served directly by Sonat's pipeline systems and indirectly through their customers' distribution systems include the electric generation, chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

     Transportation volumes in 1997 for Southern and all of its subsidiaries were 1,007 Bcf, compared with transportation volumes in 1996 of 983 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1997 sales of 65 Bcf and 1996 sales of 69 Bcf. In each of 1997 and 1996, the volumes associated with the 1997 and 1996 sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are made at the receipt points where the gas enters Southern's pipeline system. In 1997 Florida Gas transported 471 Bcf of natural gas, compared to 457 Bcf in 1996.

     Sonat's pipelines provide transportation service under rate schedules that are subject to FERC regulatory authority. Rates for transportation service depend on whether service is on a firm or interruptible basis and the location of the service on Southern's pipeline system. Firm service is transportation service for which the shipper pays a fixed monthly fee to reserve capacity in the pipeline system (the "Reservation Fee"). The shipper may not use this capacity it has reserved at all times, but the firm transportation customers of Southern and Florida Gas (with the exception of certain small customers) must pay the monthly Reservation Fee regardless of the volumes shipped. Shippers are able to resell their unused firm capacity pursuant to FERC rules and regulations. Interruptible service is only available when pipeline capacity is available and may be interrupted by the pipeline as needed when use of the pipeline is at its greatest, typically during winter periods. For most pipelines, including Southern and Florida Gas, FERC requires a rate design, known as straight-fixed-variable ("SFV"), that is designed to allow pipelines to recover substantially all of their fixed costs, a return on their equity investment in facilities, and income taxes in the Reservation Fee. Pipelines charge transportation rates for interruptible service for actual volumes transported. Rates for transportation service are discounted by Southern and Florida Gas in individual instances to respond to competition in the markets they serve.

     Southern's and Florida Gas' contracts to provide firm transportation service for their customers are for varying amounts and periods of time. The following chart describes the amount of firm transportation service expiring each year under the various firm transportation agreements of Southern and Florida Gas with their firm transportation customers.

                             EXPIRATION SCHEDULE OF
                         FIRM TRANSPORTATION CONTRACTS
                                   (MCF/DAY)

YEAR                                                          SOUTHERN     FLORIDA GAS
----                                                          ---------    -----------
1998........................................................    176,653        10,210
1999........................................................    107,857         6,593
2000........................................................    125,407       404,643
2001........................................................     21,694         9,625
2002........................................................    724,125           -0-
2003........................................................    278,341         5,020
2004........................................................     43,254         6,854
2005........................................................    147,787       404,642
2006........................................................     45,108         5,083
2007........................................................    306,433        29,009
2008........................................................    350,609           -0-
Beyond 2008.................................................     35,140       516,931
                                                              ---------     ---------
          Total.............................................  2,362,408     1,398,610

     Substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed. Nearly all of Southern's firm transportation contracts contain evergreen provisions that automatically extend the term for additional months or years unless notice of termination is given by one of the parties. There can be no assurance that the existing customers of Southern or Florida Gas will extend their firm service agreements at the same levels when their current service agreements expire.

     Transportation and sales by Southern, combined with sales by Sonat Marketing, to one distribution customer, AGLC and its subsidiary, Chattanooga Gas Company ("Chattanooga"), accounted for approximately four percent of Sonat's 1997 consolidated revenues. Transportation and sales by Southern to AGLC and Chattanooga accounted for approximately 33 percent of Southern's 1997 consolidated revenues. Transportation and sales by Southern, combined with sales by Sonat Marketing, to another distribution customer, Alabama Gas Corporation ("Alabama Gas"), accounted for approximately three percent of Sonat's 1997 consolidated revenues. Transportation and sales by Southern to Alabama Gas accounted for approximately 12 percent of Southern's 1997 consolidated revenues. No other customer accounted for as much as ten percent of Southern's consolidated revenues for 1997.

     Sonat's pipelines hold easements acquired through either purchase or condemnation for all of their pipeline rights-of-way. Such easements remain valid until the pipeline traversing it is abandoned. Each company has the power of eminent domain if needed in connection with acquiring additional rights-of-way for expansion projects.

     Sonat's pipeline businesses are subject to operating risks associated with the transmission of natural gas through a pipeline system, which could result in property damage and personal injury. Sonat has a comprehensive safety program to address these risks. Southern has consistently ranked at or near the top of its industry peer group in safety performance. Sonat maintains broad insurance coverage on behalf of Southern and its other subsidiaries insuring against financial loss resulting from these operating risks.

     For additional information regarding Southern's transportation of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

MARKETS -- SYSTEM EXPANSIONS

     Southern continually seeks to expand its pipeline system (i) to reach new markets, (ii) to increase delivery capacity to existing markets to serve the increasing gas demands in its market area, and (iii) to connect new gas supplies, principally in the Gulf of Mexico, to deliver gas not only into Southern's system but also into the interstate pipeline grid.

     Demand for natural gas in the six Southeastern states that comprise Southern's principal market area, Alabama, Florida, Georgia, Mississippi, South Carolina, and Tennessee, has grown at an annual average rate of 4.0 percent in the last ten years, compared to the national annual average growth rate for gas demand of 3.1 percent during such period. Natural gas demand in peninsular Florida, the principal market served by Florida Gas, has grown even faster, at an annual rate of 5.6 percent in the last ten years.

     In November 1997 Southern completed a $36 million market-area expansion that added 46 MMcf per day of firm capacity to its pipeline system, most of which is for industrial customers in Georgia. Southern has also entered into agreements for expansions of its system to serve markets in eastern Tennessee and northern Alabama. These two expansions have a total filed capital cost of $119 million. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997, and will provide capacity of 65 MMcf of natural gas per day to customers in eastern Tennessee, Georgia, and Alabama. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 MMcf per day of capacity to the participating customers.

     In addition to the general growth in gas demand throughout the Southeast, the use of natural gas to generate electric power represents a significant growth prospect in the market areas of Southern and Florida Gas. Since 1994 electric utilities served by Southern have added 23 gas-fired combustion turbine generation units with generating capacity of 1,980 megawatts. These units, which have consumed in excess of 200 MMcf of natural gas on a peak day, are used primarily to meet the utilities' peak generation loads in the summer and winter months.

     In March 1998 Southern received FERC approval for a $7 million expansion of its pipeline system that will add 34 MMcf per day of firm capacity. The largest customer for the project is Alabama Power Company, which will utilize its capacity to serve the energy requirements of a 100 megawatt base load gas-fired electric generation facility near Selma, Alabama. This expansion is expected to be in service by November 1998.

     In February 1998 Florida Gas received FERC approval to install pipeline facilities to add approximately seven MMBtu per day of firm capacity to serve Florida Power Corporation's Anchlote Plant in Pasco County, Florida, that is converting from oil-fired units to combined oil- and gas-fired units. The conversion is scheduled to be completed in the fall of 1998 and will result in a gas-use capability of up to 100,000 MMBtu per day. Also scheduled to commence service the fall of 1998 is Florida Power Corporation's Hines Energy Complex located in Polk County, Florida. This 470-megawatt combined cycle unit will have a gas use capability of approximately 65,000 MMBtu per day when fully operational. Due to the growing energy demand in the State of Florida, coupled with the need for additional electric generation facilities, Florida Gas is currently evaluating the need for a pipeline expansion that would go in-service in the year 2000-2001 time frame.

     Another growth area for Sonat's pipeline business is in expanding production area pipeline capacity to receive and transport increased levels of gas production from the Gulf of Mexico, particularly in deeper waters. In March 1997 Southern placed in service a $14 million expansion project that allows producers to transport, under 10-year contracts, 140 MMcf per day of natural gas from offshore Louisiana to interconnections between Southern and other pipelines in south Louisiana. In addition, as described above, construction of the Destin pipeline system is underway with first deliveries expected in July 1998. Destin, which connects with five interstate pipelines in Mississippi, including Southern and Florida Gas, will enable producers to deliver gas from the eastern deepwater Gulf of Mexico to interstate markets. In February 1998 Destin filed for FERC approval to extend its pipeline system approximately 14 miles to transport additional gas reserves that are committed to Destin's system. This extension, which will cost approximately $19 million, is expected to be in service in late 1998, subject to FERC approval.

     Under FERC regulations, a pipeline is permitted to charge rates that are designed to recover fully its cost of providing service to the pipeline's customers, including a reasonable rate of return on its equity investment in the facilities it uses to provide its service, which is referred to as the rate base of the pipeline. The cumulative effect of capital investment required to serve the existing and pending projects in the three growth segments of Sonat's pipeline business described above -- market area, electric generation, and production area demand -- together with capital investment for necessary pipeline repair and replacements, has resulted in the growth in rate base for Sonat's pipeline businesses as shown in the table below.

                       RATE BASE (IN MILLIONS OF DOLLARS)

                                                               SOUTHERN AND     FLORIDA
YEAR                                                          SUBSIDIARIES(1)   GAS(2)
----                                                          ---------------   -------
1994........................................................         735           239
1995........................................................         735         1,250
1996........................................................         768         1,236
1997........................................................         843         1,218
1998 (Estimated)............................................       1,056         1,212
1999 (Estimated)............................................       1,225         1,190

---------------

(1) Includes portionate shares of the rate bases of Destin, Etowah, and other joint ventures attributable to Southern's ownership interests.
(2) 100 percent of the rate base of Florida Gas, which is 50-percent owned by Sonat.

     The amounts estimated for 1998 and 1999 in the foregoing table include (i) currently planned capital expenditures for those years for maintenance, repair, and replacement of the pipeline system, (ii) projects that have received FERC approval and are currently under construction, and (iii) projects that have been agreed to but for which FERC approval has not yet been obtained. No assurance can be given that such projects, which are subject to protest by customers, the staff of the FERC, and other interested parties, such as environmental groups, will be approved by the FERC or, if approved, that such construction will not be delayed for environmental, weather, or other reasons. A pipeline cannot reflect a change in its rate base in its rates until it files a new rate case and a pipeline's rate of return is subject to change every time it files a new rate case. Consequently, there can also be no assurance that the rate of return a pipeline is permitted by the FERC to earn on its rate base in the future will be equal to the returns effectively earned in the past. Thus, the changes in rate base projected above do not necessarily equate to an expected change in earnings.

GAS SALES AND SUPPLIES

     As a result of its restructuring pursuant to FERC directive, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. During 1997 two of Southern's existing long-term gas supply contracts expired, reducing the number remaining from seven to five. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Except for such sales, Southern's participation in gas supply activities will be limited to the purchase and sale of volumes of gas from time to time as may be required for system management purposes.

RATE AND REGULATORY PROCEEDINGS

     Periodically, Southern and its subsidiaries and Florida Gas make general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries and Florida Gas provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates.

     At December 31, 1997, Southern's currently effective rates are established by a settlement that was approved by a FERC order issued in 1995, which order is now final and nonappealable. All of Southern's customers are parties to the settlement. Under the terms of the settlement, Southern is required to file a new rate case no later than September 1, 1999, to become effective by March 1, 2000.

     The currently effective rates of Florida Gas were established by an uncontested settlement that was approved by the FERC in September 1997. The settlement provides that, except in certain limited circumstances, Florida Gas will not file a general rate case to be effective prior to October 1, 2000, but it must file a new rate case no later than October 1, 2001.

STORAGE FIELDS

     Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. The certificated working storage capacity of Muldon is 31 Bcf of gas. Southern and Tennessee Gas Pipeline Company ("Tennessee"), a subsidiary of El Paso Energy Corporation, an unaffiliated company, each owns 50-percent of the Bear Creek Storage Field ("Bear Creek"), an underground natural gas storage field located in Louisiana. Southern operates Bear Creek, which provides storage service to Southern, Tennessee, and their customers. Bear Creek has a total certificated working storage capacity of 65 Bcf of gas, half of which is committed to Southern.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     The natural gas transmission industry, although regulated, is very competitive. Customers purchase gas supply from producers and gas marketing companies in unregulated transactions and contract with Southern for transportation and storage services to deliver such gas supply to their markets. Southern's three largest customers are each able to obtain a significant portion of their natural gas requirements through transportation by other pipelines. In addition, Southern competes with several pipelines for the transportation and storage business of many of its other customers. The competition with such pipelines is intense, and Southern and Florida Gas must at times discount their transportation rates in order to maintain market share and revenues.

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in Southern and Florida Gas' markets is the ability of natural gas to compete with alternate fuels, which are fuels to which a potential end user of gas may switch depending on the price of the fuel and other factors. Residual fuel oil, the principal competitive alternate fuel in Southern and Florida Gas' market area, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern.

     As described above, for most pipelines FERC requires the SFV rate design that is designed to permit pipelines to recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their rates. The firm transportation customers of Southern and Florida Gas (with the exception of certain small customers) must pay these reservation charges regardless of the volumes shipped. Accordingly, the SFV rate design should result in relative stability in the revenues, earnings, and cash flows of interstate pipelines, including Southern and Florida Gas, compared to other rate design methodologies. This is particularly true at Florida Gas, which faces intense competition in the Florida market from residual fuel oil that affects the volumes of gas it transports. There can be no assurance, however, that the existing customers of Southern or Florida Gas will extend their firm service agreements at the same levels when their current service agreements expire. As described above, Destin's rates are designed to recover all of its fixed and variable costs, including a return on equity and income taxes, through a volumetric rate design. In order to receive firm service at a volumetric rate, Destin's customers must commit to Destin all of their gas production from certain specified areas. Sea Robin's customers principally subscribe for interruptible service, so its revenues are highly dependent on the volumes of gas it transports.

                            (SONAT PIPELINE SYSTEMS MAP)

                                ENERGY SERVICES

SONAT ENERGY SERVICES COMPANY

     Sonat Energy Services, which is a wholly owned subsidiary of Sonat, acts as a holding company for Sonat's companies engaged in natural gas and electric power marketing, power generation, and intrastate natural gas transmission.

     SONAT MARKETING COMPANY L.P. Sonat Marketing is one of the ten largest natural gas marketers in the United States. Its principal offices are in Birmingham, Alabama and Houston, Texas. It also has regional offices in Tyler, Texas, Oklahoma City, Oklahoma, Boston, Massachusetts, and Atlanta, Georgia. It purchases natural gas from gas producers, interstate pipelines, and other marketing companies and resells the gas to industrial and commercial users, gas distribution companies, gas pipelines, and other marketing companies throughout much of the United States, principally the area east of the Rocky Mountains. Sonat Marketing also offers a variety of risk-management, transportation, and storage services to its customers. Sonat Marketing continued to expand its natural gas marketing business in 1997, when it sold 1,288 Bcf of natural gas compared to sales of 968 Bcf in 1996. Its daily natural gas sales volumes were
4.2 Bcf per day at the end of 1997 compared to 3.3 Bcf per day at the end of 1996. A map showing Sonat Marketing's areas of operations appears on page I-22.

     Sonat Marketing purchases at index-based prices all of the natural gas production of Exploration that is not sold under pre-existing term dedications. Sonat Marketing remarkets this gas as part of its marketing operations. Sonat Marketing uses derivative financial instruments to manage the risks associated with its own purchase and sale activities and the price volatility associated with Exploration's natural gas and oil production. See Part II of this report in Notes 1 and 3 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk" for additional information regarding its derivatives activities.

     SONAT PUBLIC SERVICE COMPANY L.L.C. Sonat Public Service Company L.L.C. ("Sonat Public Service") was formed in December 1996 as a joint venture of Sonat Marketing and PSNC Production Corporation, a wholly owned subsidiary of Public Service Company of North Carolina, Inc., an unaffiliated company. Sonat Public Service, which is headquartered in Charlotte, North Carolina, markets natural gas and related services to small industrial and large commercial customers throughout the Mid-Atlantic region, including the District of Columbia and the states of North Carolina, South Carolina, Maryland, and Virginia. In addition, Sonat Public Service provides gas supply management services to Public Service Company of North Carolina as well as municipalities in the Mid-Atlantic region. Sonat Public Service sold 17 Bcf of natural gas in 1997.

     UNICOM GAS SERVICES LLC. Unicom Gas Services LLC ("Unicom Gas Services") was formed in August 1997 as a joint venture of Sonat Marketing and Unicom Energy Services Inc., a wholly owned subsidiary of Unicom Corporation, an unaffiliated company. Unicom Gas Services, which is headquartered in Chicago, Illinois, markets natural gas and related services to industrial and commercial customers in the Midwest region. Unicom Gas Services sold 208 MMcf of natural gas in 1997.

     SONAT POWER MARKETING L.P. Power Marketing, which is headquartered in Birmingham, Alabama, markets electric power throughout the area of the United States east of the Rocky Mountains. Significant changes are under way in the electric industry that create new opportunities for marketing companies. The FERC has initiated, and more than half of the states are considering, regulatory changes to promote competition and give purchasers of electricity choices other than their traditional utilities, similar to the unbundling that occurred in natural gas. Power Marketing was created to take advantage of these opportunities through the expected growth of wholesale power marketing. A map showing Power Marketing's areas of operations appears on page I-22.

     Power Marketing continued to grow rapidly during 1997. It increased its staff by fifty percent and its sales volumes almost tripled from 3.0 million megawatt hours in 1996 to 8.8 million megawatt hours in 1997. Its average trading volume increased from approximately 530 megawatts per hour at the end of 1996 to approximately 1,280 megawatts per hour at the end of 1997. Despite its rapid growth, however, Power Marketing is not yet profitable in the extremely competitive power marketing business.

     Like Sonat Marketing, Power Marketing also utilizes derivative instruments in managing commodity price risk. See Part II of this report in Notes 1 and 3 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk" for additional information regarding its derivatives activities.

     SONAT POWER INC. Sonat Power Inc. ("Sonat Power") is a wholly owned subsidiary of Sonat Energy Services. In February 1998 Sonat Mid-Georgia L.L.C. ("Sonat Mid-Georgia"), a wholly owned subsidiary of Sonat Power, acquired a fifty-percent limited partnership interest in Mid-Georgia Cogen L.P., which owns and will operate an approximate 300 megawatt electric power plant in Georgia. The remaining fifty percent is owned by NCP Perry Incorporated, as a limited partner, and NCP Houston Power Incorporated, as both a limited and a general partner, both of which are wholly owned subsidiaries of GPU, Inc., an unaffiliated company. Sonat Mid-Georgia paid $11.5 million in cash for its interest and will make an equity contribution of $16 million when the plant goes into commercial operation, which is scheduled to occur in the second quarter of 1998. This project is supported by a long-term power sales agreement as well as a long-term fuel purchase agreement.

     Sonat Power is also the joint owner, with The AES Corporation, an unaffiliated company, of a project to construct a natural gas-fueled power plant near San Francisco, California. Because of regulatory and other developments, the current outlook for and timing of this project are uncertain.

     SONAT INTRASTATE-ALABAMA INC. Sonat Intrastate-Alabama Inc. ("SIA"), a wholly owned subsidiary of Energy Services, owns an approximately 450-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. SIA's throughput in 1997 was approximately 42 Bcf compared to 38 Bcf in 1996.

SONAT POWER SYSTEMS INC.

     Sonat Power Systems Inc. ("Sonat Power Systems"), a wholly owned subsidiary of Sonat, formed a strategic alliance in 1997 with AlliedSignal Power Systems Inc., a wholly owned subsidiary of AlliedSignal Inc., an unaffiliated company, to market and support AlliedSignal's TurboGenerator(TM) products. The TurboGenerator(TM) unit is a small, self-contained 75-kilowatt power source fueled by natural gas. The size is ideal for smaller commercial establishments, but these units can also be used together to meet the power needs for larger applications. Through this alliance, Sonat Power Systems is the exclusive distributor of the TurboGenerator(TM) unit in 13 Southern states from Texas to Virginia, plus the District of Columbia.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     Competition in the gas marketing and power marketing businesses is intense and is expected to remain so due to the large number of industry participants, although there is a trend toward consolidation in the gas marketing industry.

     Sonat Marketing's operating income increased slightly in 1997 compared to 1996. Although margins remained under pressure, increased origination activity in the fourth quarter of 1997 resulted in increases in mark-to-market income and helped to offset a decrease in unit margins. Both Sonat Marketing and Power Marketing expect margins to remain under intense pressure in 1998.

                  (SONAT ENERGY SERVICES AREAS OF OPERATIONS MAP)

                            GOVERNMENTAL REGULATION

EXPLORATION AND PRODUCTION

     The federal government and the states in which Exploration and Sonat GOM have oil and gas production and own interests in producing properties regulate various matters affecting Exploration's and Sonat GOM's oil and gas production, including the drilling and spacing of wells, conservation, forced pooling, and protection of correlative rights among interest owners.

     The operations of Exploration and Sonat GOM under federal oil and gas leases are subject to certain statutes and regulations of the U.S. Department of the Interior that currently impose liability upon lessees for the cost of clean-up of pollution resulting from their operations. Royalty obligations on all federal leases are regulated by the MMS, which has promulgated valuation guidelines for the payment of royalty by producers. To the extent the MMS finally determines valuation based on a method other than actual sales proceeds received, producers could be required to pay royalties at a rate higher than actual sales proceeds.

     Other federal, state, and local laws and regulations relating to the protection of the environment may affect Exploration's and Sonat GOM's oil and gas operations, both directly and indirectly, through their effect on the construction and operation of facilities, drilling operations, production, or the delay or prevention of future offshore lease sales. Sonat maintains substantial insurance on behalf of Exploration and Sonat GOM for oil pollution liability. Exploration and Sonat GOM are also subject to various governmental safety regulations in the jurisdictions in which they operate.

NATURAL GAS TRANSMISSION

     Southern, its interstate transmission subsidiaries, and Florida Gas are subject to regulation by the FERC under the NGA and the NGPA.

     The NGA grants to the FERC authority to regulate the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities. Southern, its interstate transmission subsidiaries, and Florida Gas hold required certificates of public convenience and necessity issued by the FERC authorizing them to construct and operate all pipelines, facilities, and properties now in operation for which certificates are required, and to transport and sell natural gas in interstate commerce.

     The FERC also has authority to regulate the transportation of natural gas in interstate commerce and the sale of natural gas in interstate commerce for resale. Although the FERC retains jurisdiction over their resale rates Southern, Florida Gas, and other interstate pipeline companies are permitted to charge market-based rates for gas sold in interstate commerce for resale. Transportation rates of interstate pipeline companies remain regulated. The maximum transportation rates for gas delivered by SIA into interstate commerce are also regulated by the FERC. As necessary, Southern, its interstate transmission subsidiaries, Florida Gas, and SIA file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return on their investment in facilities. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" above.

     In January 1995 Sea Robin filed with the FERC a petition for a declaratory order that its pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the NGA. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC in June 1996. Sea Robin subsequently appealed those FERC orders to the Fifth Circuit Court of Appeals. In October 1997 the Fifth Circuit vacated and remanded the FERC's decision to deny Sea Robin's petition and found that the FERC did not give adequate consideration to the physical and operational characteristics of Sea Robin in applying the primary function test.

     Southern, its natural gas transmission subsidiaries, Florida Gas, and SIA are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Each of them has a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $3 million in 1997 and $8 million in 1996. Southern anticipates that such expenditures will be approximately $3 million in 1998.

ENERGY SERVICES

     Gas sold by Sonat Marketing and other marketing companies is not regulated by the FERC. Power Marketing is subject to the regulatory jurisdiction of the FERC under the Federal Power Act with respect to rates, terms and conditions of service, and certain reporting requirements, including Power Marketing's sales in the wholesale power market. Power Marketing sells wholesale power under its market-based rate schedule, which has been approved by and is on file with the FERC.

                             ENVIRONMENTAL MATTERS

     Various environmental matters relating to, or that could affect, Sonat or one or more of its subsidiaries are described in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Issues," which is incorporated herein by reference.

                               YEAR 2000 PROJECT

     The year 2000 issues as they relate to Sonat are discussed in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Year 2000 Project," which is incorporated herein by reference.

                        CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

     This report, including the information incorporated by reference herein, contains forward-looking statements regarding the Company's business plans and prospects, objectives, future drilling plans, expansion projects, proposed capital expenditures, and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results may differ materially from those expressed in such forward-looking statements. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and success of the Company's exploration and development drilling programs, which would affect production levels and reserves; the results of the Company's hedging activities; risks incident to the drilling and operation of oil and gas wells; future drilling, production and development costs and the success of the Company's internal cost reduction activities; and the requirements to receive various governmental approvals to proceed with expansion projects at Southern, Destin, and Etowah. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

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

     Arcadian Corporation v. Southern Natural Gas Company and Atlanta Gas Light Company was filed in January 1992 in the U.S. District Court for the Southern District of Georgia. This lawsuit was filed against Southern and AGLC for alleged violation of the antitrust laws in connection with Southern's refusal to provide direct service to the plaintiff, Arcadian Corporation ("Arcadian"). Arcadian claims actual damages of at least $15 million, which could be trebled under the antitrust laws. Southern and Arcadian executed an agreement settling this lawsuit in November 1993. The settlement provides that the lawsuit will be dismissed with prejudice upon final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian. Pending such approval the lawsuit has been stayed. In May 1994 the FERC issued an order granting such approval. AGLC and others sought rehearing of this order. AGLC also filed a petition for review of such order in the 11th Circuit Court of Appeals. The FERC denied the requests for rehearing in an order issued in November 1996 and AGLC and another customer have also filed petitions for review of that order in the 11th Circuit Court of Appeals. While management believes it has meritorious defenses and intends to defend the suit vigorously if the stay were to be lifted, given the inherently unpredictable nature of litigation and the relatively preliminary state of discovery in the case, management is unable to predict the ultimate outcome of the proceeding if it were to go forward. Management is not in a position to determine what, if any, damages would be awarded against it if Arcadian were to prevail on one or more of its claims.

     Aline Moye v. Exxon Corporation, et al. is a class action lawsuit filed in state court in Monroe County, Alabama in January 1998 on behalf of royalty owners in the Big Escambia Creek Gas Field ("Field") in Alabama, against Exxon Corporation, a gas producer in the Field, Southern, which purchased or transported gas from the Field, and five other named defendants, alleging that the methods used by the defendants to measure the heating content and volume of natural gas produced from the Field have caused the producer(s) of this gas to underpay royalties owed to the royalty owners. The complaint seeks recovery of actual damages based upon the allegedly unpaid royalties as well as punitive damages, the amount of which are not specified in the complaint. Although it cannot predict the outcome, Southern believes that the methods of measurement were appropriate and intends to defend the suit vigorously.

     Tennessee Gas Pipeline Company ("Tennessee") filed an application with the FERC in December 1997 seeking to have the exchange agreement between Southern and Tennessee, pursuant to which Southern delivers and receives gas to and from the Bear Creek Storage Field at no charge, converted into a standard transportation agreement by which Tennessee would charge Southern tariff rates for providing that service. Tennessee asserts that the existing no-fee exchange service, if provided at Tennessee's tariff rates for firm transportation service, would result in $19 million of additional revenues to Tennessee annually. Southern's management believes that even if Tennessee prevails in this matter, the actual cost to Southern of obtaining firm transportation through Tennessee or another third party pipeline would be significantly less than $19 million annually and that such costs would ultimately be recoverable through the rates that Southern charges to its customers. Although it cannot predict the outcome of the proceeding, Southern intends to oppose Tennessee's application vigorously.

     Elizabeth A. Dunston v. Sonat Exploration Company was filed in state court in Dewey County, Oklahoma on behalf of a class of Oklahoma royalty owners seeking recovery of certain post-production costs that were deducted from royalty payments otherwise due to them for the sale of gas from Oklahoma properties. The case was certified as a class action in May 1996. Considering the state of discovery and the unquantified nature of the class allegations, neither the ultimate outcome of the lawsuit nor the amount of any potential damage award can be determined. Settlement discussions are underway and Management believes that the outcome of this proceeding will not have a material effect on the Company's financial statements.

     Sonat and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. Sonat does not believe that any ultimate liability resulting from any of these other pending lawsuits will have a material adverse effect on it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sonat did not submit any matter to a vote of its security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICER                                                        OFFICE                     AGE
-------                                                        ------                     ---
Ronald L. Kuehn, Jr........................  Chairman of the Board, President, and Chief
                                               Executive Officer........................  62
Donald G. Russell..........................  Vice Chairman..............................  66
William A. Smith...........................  Executive Vice President and General
                                               Counsel..................................  53
Richard B. Bates...........................  Senior Vice President......................  44
James E. Moylan, Jr. ......................  Senior Vice President and Chief Financial
                                               Officer..................................  47
James A. Rubright..........................  Senior Vice President......................  51
Thomas W. Barker, Jr. .....................  Vice President -- Finance..................  53
Beverley T. Krannich.......................  Vice President -- Human Resources and
                                               Secretary................................  47

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

     Donald G. Russell was elected Vice Chairman of Sonat effective April 24, 1997, and a Director of Sonat effective September 22, 1994, and currently serves in those capacities. Mr. Russell also serves as Chairman and Chief Executive Officer of Exploration.

     William A. Smith was elected Executive Vice President of Sonat effective March 1, 1991, and General Counsel effective July 1, 1997, and currently serves in those capacities. Mr. Smith also serves as Executive Vice President and General Counsel of Exploration and Sonat Energy Services. During the past five years Mr. Smith has served as an officer of Sonat, Exploration, Southern, and Sonat Energy Services.

     Richard B. Bates was elected Senior Vice President of Sonat effective May 1, 1995, and currently serves in that capacity. Mr. Bates has served as President of Sonat Energy Services and Sonat Marketing since January 1, 1994, and Power Marketing since June 1, 1996. During the past five years Mr. Bates has served as an officer of Exploration, Sonat Energy Services, and Sonat Marketing.

     James E. Moylan, Jr. was elected Chief Financial Officer of Sonat effective July 1, 1997, and Senior Vice President of Sonat effective May 1, 1995, and currently serves in those capacities. During the past five years Mr. Moylan has served as an officer of Southern and Sonat.

     James A. Rubright was elected Senior Vice President of Sonat effective April 1, 1995, and currently serves in that capacity. Mr. Rubright was elected President of Southern effective July 1, 1997. Prior to his election as Vice President and General Counsel of Sonat effective February 15, 1994, Mr. Rubright had been a member of the Atlanta, Georgia law firm of King & Spalding.

     Thomas W. Barker, Jr. was elected Vice President -- Finance of Sonat effective June 15, 1984, and currently serves in that capacity. Mr. Barker also serves as Vice President -- Finance of Exploration and Southern.

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

                                    PART II

  ITEM                                                                  PAGE
  ----                                                                  -----
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................  II-33
Item 6.   Selected Financial Data.....................................  II-45
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................  II-2
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................  II-12
Item 8.   Financial Statements and Supplementary Data.................  II-19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-47

                             ---------------------

     The financial data following on pages II-2 through II-46 is reproduced from, and the Table of Contents below is taken from, the Sonat Inc. Annual Report to Stockholders for 1997. An index to the financial statements and financial statement schedules may be found under Item 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" in Part IV of this report.

                             ---------------------

                         FINANCIAL INFORMATION CONTENTS

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................  29
Report of Management........................................  44
Report of Ernst & Young, LLP, Independent Auditors..........  45
Consolidated Financial Statements...........................  46
     Consolidated Balance Sheets............................  46
     Consolidated Statements of Income......................  48
     Consolidated Statements of Changes in Stockholders'
      Equity................................................  49
     Consolidated Statements of Cash Flows..................  50
Notes to Consolidated Financial Statements..................  51
Selected Consolidated Financial Data........................  72

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sonat Inc. and Subsidiaries


RESULTS OF OPERATIONS
Operating Income
Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. The table also shows unusual items in 1997 and 1995 that affect operating income and net income comparisons. Each significant unusual item is discussed in the respective segment discussions in the following pages. The table is presented because management believes this information enhances the analysis of results of operations.

                                          (In Millions)
                                  --------------------------
Years Ended December 31,           1997      1996      1995
------------------------------------------------------------
Operating Income:
  Exploration and Production      $102.9    $161.9    $ 23.0
  Natural Gas Transmission         178.4     165.6     158.3
  Energy Services                   10.6      10.2       6.5
  Other                              5.3       3.6       1.1
------------------------------------------------------------
                                   297.2     341.3     188.9
------------------------------------------------------------
Unusual Items (Expense)
  Income Included Above:
  Exploration and Production
    Termination of gas sales
      contracts                       --        --      37.5
    Asset impairment               (39.0)       --     (23.0)
  Natural Gas Transmission
    Rate settlement and
      GSR costs                       --        --     (11.1)
------------------------------------------------------------
                                   (39.0)       --       3.4
------------------------------------------------------------
Operating Income Excluding
  Unusual Items                   $336.2    $341.3    $185.5
============================================================


                                        (In Millions,
                                  Except Per-Share Amounts)
                                 ---------------------------
Years Ended December 31,           1997      1996      1995
------------------------------------------------------------
Net Income As Reported            $175.9    $201.2    $192.9
------------------------------------------------------------

Unusual Items (Expense)
  Income Included Above:
  Exploration and Production
    Termination of gas sales
      contracts                       --        --      24.4
    Property sales                    --        --     (20.0)
    Sale of Sonat Offshore
      stock                           --        --     110.1
    Asset impairment               (25.4)       --     (14.9)
    Loss on futures contracts         --        --      (5.5)
  Natural Gas Transmission
    Rate settlement and
      GSR costs                       --        --      (6.8)
  Other
    Sale of Baker Hughes stock        --        --      (8.2)
------------------------------------------------------------
                                   (25.4)       --      79.1
------------------------------------------------------------
Net Income Excluding
  Unusual Items                   $201.3    $201.2    $113.8
============================================================
Earnings Per Share of
  Common Stock                    $ 2.05    $ 2.33    $ 2.24
============================================================
Earnings Per Share of
  Common Stock-Assuming
  Dilution                        $ 2.01    $ 2.30    $ 2.21
============================================================
Earnings Per Share of
  Common Stock Excluding
  Unusual Items                   $ 2.35    $ 2.33    $ 1.32
============================================================
Earnings Per Share of
  Common Stock Excluding
  Unusual Items-Assuming
  Dilution                        $ 2.30    $ 2.30    $ 1.31
============================================================

EXPLORATION AND PRODUCTION

The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's affiliate operating in the Energy Services segment.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Sonat Exploration continues to focus on exploration and development drilling versus producing property acquisitions. The most prominent onshore exploration area is the Cotton Valley Pinnacle Reef trend in east Texas. Sonat Exploration drilled eight wells in the Cotton Valley Pinnacle Reef trend in 1997, six of which were successful. In the first two months of 1998 Sonat Exploration completed two more successful wells in the Cotton Valley Pinnacle Reef trend and is in the process of completing another successful well.

   The Austin Chalk trend of east Texas and west Louisiana is also a very active drilling area for the Company. During 1997, 27 wells were completed in the Austin Chalk trend, of which 21 are commercial. The primary areas of concentration for the Company are the Masters Creek and Hurricane Branch areas.

   Overall, during 1997 Sonat Exploration participated in the completion of 407 gross development wells, of which 384 were successful, and 14 exploratory wells, of which nine were successful. At December 31, 1997, total proved reserves were
2.2 trillion cubic feet of natural gas equivalent.

   On January 30, 1998, the Company closed the merger with Zilkha Energy Company for $1.3 billion (see Note 15 of the Notes to Consolidated Financial Statements). Zilkha Energy was a privately owned exploration and production company. It operates in the shallow waters of the Gulf of Mexico where it has accumulated the industry's largest net leasehold position in the shallow-water area. Zilkha Energy's offshore presence and technical expertise significantly complement Sonat Exploration's onshore activities.

EXPLORATION AND PRODUCTION

                                          (In Millions)
                                  --------------------------
Years Ended December 31,           1997      1996      1995
------------------------------------------------------------
Revenues:
  Sales to others                 $148.6    $155.3    $175.1
  Intersegment sales               409.9     410.4     228.4
------------------------------------------------------------
    Total Revenues                 558.5     565.7     403.5
------------------------------------------------------------
Costs and Expenses:
  Operating and maintenance         71.2      64.8      65.2
  Exploration expense               32.2      21.7       9.1
  General and administrative        58.6      53.9      48.4
  Depreciation, depletion and
    amortization                   269.3     236.4     239.2
  Taxes and other                   24.3      27.0      18.6
------------------------------------------------------------
                                   455.6     403.8     380.5
------------------------------------------------------------
Operating Income as Reported       102.9     161.9      23.0
Unusual Items                      (39.0)       --      14.5
------------------------------------------------------------
Operating Income Excluding
  Unusual Items                   $141.9    $161.9    $  8.5
============================================================
Equity in Earnings of
  Unconsolidated Affiliates       $  0.4    $  0.4    $  0.6
============================================================
Proved Reserves:
  Net gas (Bcf)                    1,850     1,692     1,506
  Net liquids (MBbls)             57,769    51,437    44,228
============================================================
Net Sales Volumes:
  Gas (Bcf)                          203       205       183
  Oil and condensate (MBbls)       4,612     5,145     3,973
  Natural gas liquids (MBbls)      1,764     2,161     1,496
============================================================
Average Sales Prices:
  Gas ($/Mcf)                     $ 2.18    $ 2.20    $ 1.52
  Oil and condensate ($/Bbl)       20.05     19.25     17.61
  Natural gas liquids ($/Bbl)      11.96     12.03      9.29
============================================================

   1997 VERSUS 1996. Operating income decreased $20.0 million, after excluding the recognition of a $39.0 million charge for the impairment of certain oil and gas properties in 1997. The decrease in operating income is attributable primarily to higher operating expenses and lower oil production. Oil and condensate production declined 10 percent, primarily reflecting declines in the Austin Chalk and certain Gulf of Mexico properties (see impairment discussion below). The effect of these unfavorable items in 1997 was partially offset by approximately $12 million of costs incurred in

Sonat Inc. and Subsidiaries


1996 associated with the settlement of the Briggs, et al. v. Sonat Exploration litigation. Additionally, oil and condensate prices increased 4 percent to $20.05 per barrel compared with $19.25 per barrel in 1996.

   Costs and expenses increased 13 percent in 1997 as compared to the 1996 period. Operating and maintenance expense increased $6.4 million as a result of a higher level of drilling activity. Exploration expense increased $10.5 million as a result of increased seismic and lease write-off expense resulting from increased exploration activity. General and administrative expense was higher primarily due to $4.3 million of expenses related to the merger with Zilkha Energy. Depreciation, depletion and amortization expense, excluding the impairment provision in 1997, decreased slightly due to lower production volumes.

   Sonat Exploration's 1997 production was lower than expected with most of the shortfall attributable to certain Gulf of Mexico properties. In 1996, Sonat Exploration completed two significant wells in High Island Block 39 that together initially produced 89 million cubic feet of natural gas equivalent per day, but these wells ceased production in 1997. In addition, other wells drilled in this area during 1997 did not yield material reserves. As a result, it was determined in the third quarter of 1997 that the remaining reserves for these properties would not recover the associated book value, and the properties were written down by $39.0 million.

   1996 VERSUS 1995. Operating income increased $153.4 million, after excluding the recognition of $37.5 million of operating revenue from the termination of two long-term gas sales contracts and a $23.0 million charge to depreciation, depletion and amortization expense for an impairment provision related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, in 1995. The increase was primarily due to higher natural gas prices. Increases in oil prices and gas and oil production also added substantially to operating results. Average realized natural gas prices increased to $2.20 per thousand cubic feet (Mcf) in 1996 from $1.52 per Mcf in 1995, an increase of 45 percent. Natural gas production increased by 12 percent in 1996 compared to the 1995 period. Realized oil prices rose to an average of $19.25 per barrel in 1996 from $17.61 per barrel in 1995, and oil and condensate production increased by 29 percent primarily due to the successful development drilling program in the Austin Chalk trend. Operating income for 1996 was reduced by the cost of the judgment and plaintiffs' attorney's fees of approximately $12 million for settlement of the Briggs, et al. v. Sonat Exploration litigation.

   Costs and expenses were higher in 1996, excluding the SFAS No. 121 adjustment, due to several factors. Exploration expense increased $12.6 million due to the higher level of exploration activity in 1996. General and administrative expense increased $5.5 million due to higher employee related costs, including stock-based compensation expense. Taxes and other expenses increased $8.4 million primarily due to higher severance taxes related to higher revenues. Depreciation, depletion and amortization expense increased $20.2 million, as higher production levels offset a lower amortization rate.

   HEDGING ACTIVITIES. Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for both its natural gas production and its oil production, which it sells in the spot market. (See Market Risk and Notes 1 and 3 of the Notes to Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions offset the changes in revenue recognized on the sale of the commodity. Natural gas revenues were reduced by $40.8 million and $24.7 million in the 1997 and 1996 periods, respectively, and increased by $3.0 million in the 1995 period relating to hedging activities. Oil revenues were reduced by $.5 million and $12.5 million in 1997 and 1996, respectively, relating to hedging activities. The effect of hedging activities on oil revenues in 1995 was immaterial.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   A portion of Sonat Exploration's future gas production is hedged through the year 2000. Sonat Exploration's hedged gas production is as follows:

                           Volumes    Weighted Average Price
                           ---------------------------------
                            (Bcf)            (per Mcf)

------------------------------------------------------------
1998                         51.4              $2.17
1999                         56.4              $2.12
2000                         36.1              $2.15
------------------------------------------------------------
                            143.9              $2.15
============================================================

NATURAL GAS TRANSMISSION

The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern), and Citrus Corp. (a 50 percent-owned company). Southern and Citrus are actively pursuing opportunities to expand their pipeline systems in their traditional market areas and to connect new gas supplies.

   During 1997, Southern completed two pipeline expansions. In the first quarter of 1997, Southern placed in service a $14 million expansion project that allows producers to transport an additional 140 million cubic feet per day of natural gas from offshore Louisiana through Southern's pipeline system as well as to several other interstate pipelines. In November, Southern completed a $36 million market-area expansion that added 46 million cubic feet per day of firm capacity, most of which is for customers in Georgia. Both of these expansions are fully subscribed under contracts of 10 years or longer.

   In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline, a 1 billion-cubic-feet-per-day, $313 million pipeline designed to transport natural gas from deep-water development in the eastern Gulf of Mexico. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline, and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service by July 1998.

   Southern is moving forward on three expansions to eastern Tennessee, northern Alabama, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which received Federal Energy Regulatory Commission (FERC) approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers in eastern Tennessee is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997. Southern has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama is also expected to go in service in the fourth quarter of 1998, subject to FERC approval. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

    In December 1997, an affiliate of AGL Resources, Inc. and Southern formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and other Southeastern customers. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah

Sonat Inc. and Subsidiaries

LNG expects to file a certificate application with the FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.


Southern Natural Gas Company and Subsidiaries

                                       (In Millions)
                                 ------------------------

Years Ended December 31,           1997     1996     1995
---------------------------------------------------------
Revenues(1):
   Market transportation
     and storage                  $313.2   $323.2  $324.5
   Supply transportation            48.5     46.6    50.6
   Other                            31.6     29.0    37.2
---------------------------------------------------------
     Total Revenues                393.3    398.8   412.3
---------------------------------------------------------
Costs and Expenses(1):
   Operating and maintenance        75.4     74.9    96.1
   General and administrative       71.3     91.6    85.4
   Depreciation and amortization    47.8     48.3    52.3
   Taxes, other than income         19.9     18.1    19.4
---------------------------------------------------------
                                   214.4    232.9   253.2
---------------------------------------------------------
Operating Income as Reported       178.9    165.9   159.1
Unusual Items                        -        -     (11.1)
---------------------------------------------------------
Operating Income Excluding
   Unusual Items                  $178.9   $165.9  $170.2
=========================================================
Equity in Earnings of
   Unconsolidated Affiliates      $ 11.8   $  9.6  $  9.4
=========================================================


                                     (Billion Cubic Feet)
---------------------------------------------------------
Volumes:
   Market transportation            611      630      609
   Supply transportation            396      315      372
   Intrastate(2)                      -       38       35
---------------------------------------------------------
     Total Volumes                1,007      983    1,016
=========================================================
   Transition gas sales              65       69       85
=========================================================

(1) The 1996 and 1995 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.
(2) Southern's investment in Sonat Intrastate-Alabama, a small intrastate pipeline subsidiary, was transferred to Sonat Inc. on January 1, 1997.


Citrus Corp.

                                       (In Millions)
                                 ------------------------
Years Ended December 31,          1997     1996     1995
---------------------------------------------------------
Allocated Expenses Included in
   Operating Income              $   0.5  $   0.3 $   0.8
=========================================================
Equity in Earnings of
   Citrus Corp.                  $  28.7  $  22.9 $  28.2
=========================================================


                                   (Billion Cubic Feet)
---------------------------------------------------------
Florida Gas Volumes (100%):
   Market transportation            443      428      461
   Supply transportation             28       29       26
---------------------------------------------------------
     Total Volumes                  471      457      487
=========================================================

    1997 Versus 1996. Operating income for the Natural Gas Transmission segment for 1997 increased 8 percent compared with 1996.

    Southern Natural Gas - Operating income for Southern was $178.9 million in 1997 compared with $165.9 million in 1996. Operating results improved primarily due to lower general and administrative expenses. Also favorably impacting operating results were recent expansions and improved results at Sea Robin Pipeline Company. Partly offsetting was warmer winter weather during 1997, which negatively affected operating results.

    Market transportation revenues decreased primarily due to lower volumes resulting from warmer weather and the transfer of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results, partially offset by increased revenues from expansions. Supply transportation revenues increased due to higher volumes. Operating and maintenance expense increased slightly primarily due to higher fuel expense. Both the 1997 and 1996 periods included positive effects related to the disposition of certain assets. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses in 1997 and a $9.0 million donation to the Sonat Foundation in 1996.

    Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from Bear Creek Storage Company and Destin Pipeline. The

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

increase in 1997 as compared to 1996 is primarily due to earnings resulting from the allowance for funds used during construction (AFUDC) capitalized at Destin Pipeline.

    Citrus - Equity in earnings of Citrus increased $5.8 million over 1996 to $28.7 million. 1997 results reflect a gain recognized on the restructuring of the marketing arrangement for Citrus Trading Company between Sonat and Enron Corp. and a favorable adjustment to estimated state income taxes. The effect of higher revenues at Florida Gas from higher rates in conjunction with its rate filing that was effective in March 1997 and higher interruptible transportation volumes were offset by a gain on sale of assets recognized in 1996, lower trading margins at Citrus Trading and higher operating expenses.

    1996 VERSUS 1995. Absent the effect of an unusual item (see discussion below), operating income for the Natural Gas Transmission segment decreased 2 percent in 1996 due to lower operating results at Southern.

    Southern Natural Gas - Operating income, excluding the unusual item discussed below, decreased slightly in 1996 primarily due to incremental revenues in 1995 from the sale of firm transportation capacity prior to revised rates going into effect on March 1, 1995. Also included in 1995 are positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations, the reduction of a take-or-pay liability and the accrual of gas supply realignment (GSR) interest on larger recovery balances compared to 1996. These were partially offset by lower costs and additional firm transportation revenues in 1996. Operating and maintenance expense in 1995 included an $11.1 million unusual item in recognition of Southern's share of GSR costs that were not recoverable.

    Certain other items affected operating income. Supply transportation revenues decreased due to lower supply-area transportation volumes resulting from lower throughput at Sea Robin. Operating and maintenance expense in 1995 included the $11.1 million of GSR expense which was discussed earlier. In addition, operating and maintenance expense in 1996 also included positive effects relating to the disposition of certain assets. General and administrative expense increased due to higher stock-based compensation expense and a $9.0 million donation to the Sonat Foundation in 1996, partly offset by lower employee related expenses. Depreciation and amortization expense decreased in 1996 primarily due to lower rates implemented March 1, 1995.

    Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from Bear Creek Storage Company. Equity in earnings from Bear Creek was flat compared to 1995.

     Citrus - Equity in earnings of Citrus was $5.3 million lower than in 1995. 1996 results reflect revenues and operating costs relating to the first full year of operation of the Phase III expansion project while 1995 results include accruing AFUDC for the first two months of the year and the $6.7 million effect of a positive adjustment to AFUDC on Phase III in 1995. Also contributing to the decline were lower margins due to lower interruptible transportation volumes as a result of lower prices from competing fuels and lower margins at Citrus' gas marketing affiliate. These were partly offset by a gain on the sale of facilities in 1996 and the effect of out-of-period expense adjustments in 1996 and 1995.

Natural Gas Sales and Supply

As a result of FERC Order No. 636, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern's remaining gas supply is sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

    Southern's annual purchase commitments total less than $25 million per year for 1998 and subsequent years. Based on Southern's current expectations with respect to natural gas prices in 1998 and the years following, only an insignificant amount of gas volumes is expected to be at prices above market.

Sonat Inc. and Subsidiaries

Rate Matters

Under terms of a settlement approved by the FERC, all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of FERC Order No. 636 have been resolved. The settlement requires Southern to file a new rate case no later than September 1, 1999.

ENERGY SERVICES

Sonat Energy Services, through its majority-owned subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing activities in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration Company's natural gas production, as well as purchasing and reselling gas for numerous other customers. Both of these subsidiaries utilize derivative instruments in managing commodity price risk (see Market Risk and Notes 1 and 3 of the Notes to Consolidated Financial Statements).

    Sonat Marketing's natural gas business has continued to grow rapidly. Sonat Marketing's sales volumes increased 33 percent from 1996. This growth was achieved in large part by the Company's continuing focus on its strategy of working closely with its customers and delivering outstanding customer service.

    During 1997, Sonat Marketing formed Unicom Gas Services, a joint venture with Unicom Energy Services Inc. Unicom Energy Services is a subsidiary of the Unicom Corporation, one of the largest electric utilities in the Midwest. This new business combines Sonat Marketing's natural gas expertise with Unicom's marketing capabilities. The new company will market natural gas and related services to commercial and industrial customers throughout the Midwest. This follows a successful joint venture established in 1996 with PSNC Production Corporation in the mid-Atlantic region.

    Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies. Sonat Power Marketing has remained focused on expanding its wholesale electric business, which is evidenced by the significant growth in sales volumes. Sales volumes grew to 8.8 million megawatt hours in 1997 from 3.0 million megawatt hours in 1996. Another subsidiary of Sonat Inc., Sonat Power Systems, has entered into a new distributed power arrangement with AlliedSignal Power Systems, Inc. to market its new onsite electric power systems in 13 Southern states and the District of Columbia.

    In addition, a new subsidiary of Sonat Energy Services acquired a 50 percent interest in a natural gas-fired power plant in Georgia in February 1998. This transaction complements Energy Services' other businesses.


Energy Services

                                    (In Millions)
                            ------------------------------
Years Ended December 31,      1997       1996       1995
----------------------------------------------------------
Revenues                    $3,723.9   $2,592.7   $1,249.9
==========================================================
Operating Income            $   10.6   $   10.2   $    6.5
==========================================================


                                (Billion Cubic Feet)
----------------------------------------------------------
Sonat Marketing Gas Sales
   Volumes (100%)              1,288        968        722
==========================================================


                            (Thousands of Megawatt Hours)
----------------------------------------------------------
Sonat Power Marketing
   Sales Volumes (100%)        8,768      2,969          4
==========================================================


    1997 VERSUS 1996. Operating income for the energy services segment increased slightly from last year's levels. The principal reason for the increase was the recognition of mark-to-market income from origination activities in the fourth quarter of 1997, which more than offset a decrease in unit margins. At the end of 1997, Sonat Marketing's gas sales volumes reached 4.2 Bcf per day, up from
3.3 Bcf per day at the end of 1996. Sonat Power Marketing has also increased its sales volumes sharply, but it is not yet profitable in the extremely competitive power marketing business. Operating costs for the energy services segment increased due to business growth.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    1996 VERSUS 1995. Operating income for 1996 increased $3.7 million over 1995 levels primarily due to much higher unit gas trading margins in the first quarter of 1996 as a result of unusually cold weather in certain of Sonat Marketing's markets. This created intense demand for natural gas during peak periods and resulted in a volatile price environment, which created exceptional trading opportunities for Sonat Marketing. Since that time, unit trading margins have been lower. Additionally, general and administrative expense increased due to growth in operations. Sonat Marketing's volumes increased primarily due to a concentration on growth and expansion of the Northeast and Midcontinent regions. Sonat Power Marketing also experienced significant growth in 1996 and reached sales volumes as high as 636 average megawatt hours during the fourth quarter. However, Sonat Power Marketing's 1996 results were adversely impacted by start-up costs.

                     ------------------------
Other Income Statement Items

                                       (In Millions)
                                  -----------------------
Years Ended December 31,           1997     1996    1995
---------------------------------------------------------
Other Income (Loss), Net:
   Equity in earnings of
     unconsolidated affiliates    $ 43.0   $ 34.2  $ 46.3
   Sale of stock of subsidiary       -        -     188.0
   Minority interest                (4.4)    (4.9)   (0.9)
   Other income, net                 6.9      6.5   (44.6)
---------------------------------------------------------
                                  $ 45.5   $ 35.8  $188.8
=========================================================

    1997 VERSUS 1996. The increase in equity in earnings of unconsolidated affiliates is primarily due to improved results at Citrus (discussed earlier in the Natural Gas Transmission section). Minority interest is AGL Resources' 35 percent share of earnings in Sonat Marketing and Sonat Power Marketing (operating results were discussed earlier in the Energy Services section). Other income, net increased in 1997 compared to 1996 primarily due to higher levels of equity capitalized at Southern in its construction programs, offset slightly by lower net gains ($2.4 million in 1997 as compared to $3.9 million in 1996) on the termination of Southern's forward rate agreement (see Note 3 of the Notes to Consolidated Financial Statements).

    1996 VERSUS 1995. The decrease in equity in earnings of unconsolidated affiliates reflects the absence of earnings from the Company's investment in Sonat Offshore Drilling Inc., the remaining interest of which was sold in July 1995, and a decrease in equity in earnings of Citrus (discussed earlier in the Natural Gas Transmission section). The 1995 period includes the gain from the Company's sale of its remaining interest in Sonat Offshore stock. (See Note 2 of the Notes to Consolidated Financial Statements.) Other income, net increased in the 1996 period primarily due to a $3.9 million net gain on partial termination of a forward rate agreement, higher levels of equity capitalized at Southern, and $41.7 million of net losses on the disposal of assets in 1995. In addition, the 1995 period includes an $8.4 million loss on natural gas futures contracts and $6.0 million of dividends.

                                       (In Millions)
                                 ------------------------
Years Ended December 31,          1997     1996     1995
---------------------------------------------------------
Interest Expense, Net            $ 86.3   $ 82.8   $ 89.8
---------------------------------------------------------

    1997 VERSUS 1996. Net interest expense increased in 1997 compared to 1996 due to higher average debt levels. The effect of lower interest rates on debt and lower average regulatory reserve balances slightly offset the effect of higher average debt levels. Interest capitalized decreased due to lower interest capitalized at Sonat Exploration.

    1996 VERSUS 1995. Net interest expense decreased in 1996 compared to 1995 due to lower average debt levels and lower average regulatory reserve balances at Southern. The 1995 period included a $4.4 million favorable adjustment on income tax related interest.

                                       (In Millions)
                                 ------------------------
Years Ended December 31,          1997     1996     1995
---------------------------------------------------------
Income Tax Expense               $ 80.5   $ 93.1   $ 95.0
---------------------------------------------------------

    1997 VERSUS 1996. Income tax expense decreased in 1997 compared to 1996 due to lower pretax earnings.

Sonat Inc. and Subsidiaries

    1996 VERSUS 1995. Excluding income taxes associated with the unusual items in the 1995 period, primarily the gain on the sale of the Company's remaining interest in Sonat Offshore stock (see earlier discussion and Note 2 of the Notes to Consolidated Financial Statements), income taxes increased due to higher pretax earnings and a decrease in tax preference items.

Liquidity and Capital Resources
Cash Flows

                                       (In Millions)
                                 ------------------------
Years Ended December 31,          1997     1996     1995
---------------------------------------------------------
Operating Activities             $416.8   $500.6   $184.3
---------------------------------------------------------

    1997 VERSUS 1996. Cash flow from operations decreased compared to the 1996 period due to the funding of a $116.0 million liability for transaction and other costs in connection with the merger with Zilkha Energy (see Notes 1 and 15 of the Notes to Consolidated Financial Statements). Absent this item, cash flow from operations improved compared to the 1996 period due to improved cash flows at both Sonat Exploration and Southern. Partly offsetting the increase was a decrease in Energy Services' cash flows due to the impact of higher energy prices on working capital, including broker deposits.

    The 1996 period included $34.0 million in cash refunds paid to customers at Southern. Other than those refunds, the change in GSR costs and the change in reserves for regulatory matters were attributable to the recording of a customer settlement by Southern in the second quarter of 1996 (the Customer Settlement). Deferred income taxes and accrued income taxes reflect the impact of higher deductions for intangible drilling costs at Sonat Exploration in 1997 and the Customer Settlement in 1996. The asset impairment recorded by Sonat Exploration during 1997 increased depreciation, depletion and amortization expense by $39.0 million and decreased deferred income taxes by $13.7 million. The change in accounts receivable and accounts payable is primarily attributable to high receivable and payable balances in December 1996 reflecting higher natural gas prices as compared to 1995. The change in inventory primarily reflects the purchase of material for Sonat Exploration's Cotton Valley Pinnacle Reef trend drilling program and the purchase of natural gas inventory under an asset management agreement at Sonat Marketing.

    The change in Other, net is primarily due to $41.2 million of accrual reversals related to the Customer Settlement and a decrease in interruptible transportation revenue credits of $13.5 million, both of which occurred in 1996.

    1996 Versus 1995. Cash flow from operations increased $316.3 million compared with the 1995 period primarily due to improved operating results at both Sonat Exploration and Sonat Marketing (discussed earlier in the operating sections). At Southern, net GSR recoveries in 1996 compared to net GSR payments in 1995 resulted in a $104.6 million improvement in cash flow from operations.

    Other than the net GSR recoveries/payments discussed above, both the change in GSR costs and the change in reserves for regulatory matters were attributable to recognition of the Customer Settlement in the second quarter of 1996. The change in deferred income taxes reflects the deductibility of certain oil and gas drilling costs in 1996 and the disposal of the Company's investment in Baker Hughes preferred stock in the 1995 period. The growth in accounts receivable and accounts payable is primarily attributable to higher natural gas prices and the expanding business of Sonat Marketing. The change in accrued interest and income taxes essentially reflects income tax deductions of GSR payments and tax refunds in 1996 compared to income tax payments in 1995, including taxes on the Sonat Offshore stock disposition. Inventories increased primarily due to gas inventory purchases at Sonat Marketing and material purchases at Southern and Sonat Exploration. The change in other current assets and other current liabilities is primarily due to a decrease in gas imbalance receivables and payables, which occurred in 1996.

    The change in Other, net is primarily due to $41.2 million of accrual reversals related to the Customer

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Settlement and a decrease in interruptible transportation revenue credits of $13.5 million in 1996, compared to $37.5 million from long-term gas sales contract terminations and $13.5 million of deferred transition costs at Southern in 1995.

                                     (In Millions)
                              ----------------------------
Years Ended December 31,        1997       1996     1995
----------------------------------------------------------
Investing Activities          $(712.2)  $(482.5)  $   92.3
----------------------------------------------------------

    1997 VERSUS 1996. Net cash used in investing activities was $229.7 million higher in 1997 compared to 1996, primarily due to higher capital expenditures (see table below) resulting from increased developmental drilling at Sonat Exploration. The increase in investments in unconsolidated affiliates primarily reflects Southern's investment of $39.1 million in the Destin Pipeline joint venture during 1997.

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

    Capital expenditures for the Company's business segments (excluding exploratory costs and unconsolidated affiliates) were as follows:

                                       (In Millions)
                                 -------------------------
Years Ended December 31,          1997     1996     1995
----------------------------------------------------------
Exploration and Production       $ 539.1  $ 368.4  $ 416.2
Natural Gas Transmission           144.2    130.4     62.7
Energy Services                     11.0      4.7      2.8
Other                                4.5      6.0      5.9
----------------------------------------------------------
   Total                         $ 698.8  $ 509.5  $ 487.6
==========================================================


    The Company's share of capital expenditures by its unconsolidated affiliates were as follows:

                                       (In Millions)
                                  -----------------------
Years Ended December 31,           1997    1996     1995
---------------------------------------------------------
Exploration and Production        $  0.5   $  0.3  $  0.7
Natural Gas Transmission            41.8     15.1   100.5
Other                                0.2      0.5     0.5
---------------------------------------------------------
   Total                          $ 42.5   $ 15.9  $101.7
=========================================================


                                       (In Millions)
                                --------------------------
Years Ended December 31,         1997     1996      1995
----------------------------------------------------------
Financing Activities            $ 279.3  $(25.8)  $(248.5)
----------------------------------------------------------


    1997 VERSUS 1996. Financing activities provided $279.3 million in 1997 compared to requiring $25.8 million in 1996. The change was primarily attributable to increased borrowings, which helped finance higher capital expenditures, the Company's stock repurchase program, and the funding of the liability for transaction and other costs in connection with the merger with Zilkha Energy (see Notes 1 and 15 of the Notes to Consolidated Financial Statements) in 1997. In September 1997, Sonat and Southern each issued $100.0 million under their shelf registration statements.

    1996 VERSUS 1995. Net cash used in financing activities was $222.7 million less in the 1996 period compared to the 1995 period. A portion of the proceeds from the Sonat Offshore stock sale and the Baker Hughes stock sale were used to repay borrowings under Sonat's floating rate facilities in the 1995 period.


Capital Resources

At December 31, 1997, the Company had bank lines of credit and a revolving credit agreement with banks with a total capacity of $750.0 million. The Company's bank and commercial paper borrowings in the aggregate are not authorized to exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, after giving effect to the $446.6 million of commercial paper and $130.0 million of borrowings from such banks then outstanding, $173.4 million was available to the Company under such lines of credit and revolving credit agreement at December 31, 1997.

Sonat Inc. and Subsidiaries

    At December 31, 1997, Sonat had a shelf registration with the Securities and Exchange Commission that provided for issuance of up to $500.0 million in debt securities of which $300.0 million had been issued. The remaining $200.0 million has subsequently been issued (see Note 15 of the Notes to Consolidated Financial Statements). It is likely that new shelf registrations for both Sonat and Southern will be filed in 1998.

    Sonat also completed a new 364-day $700.0 million revolving credit facility with 20 banks in late January 1998. In connection with this new credit facility the Company terminated existing lines of credit providing for up to $200.0 million of borrowings.

    The Company's capital expenditures and other investing requirements for 1998 are budgeted to aggregate $842 million. This amount reflects investments in unconsolidated affiliates and proposed expenditures for oil and gas property acquisitions, exploration and development (including amounts relating to the Company's subsidiary that merged with Zilkha Energy), pipeline expansion and other projects. The Company completed the Zilkha Energy merger on January 30, 1998, issuing $1.04 billion of common stock to the Zilkha Energy shareholders (see Note 15 of the Notes to Consolidated Financial Statements). The Company's cash requirements relating to the Zilkha Energy merger totaled approximately $290 million, principally for repayment of debt and certain other liabilities of Zilkha and transaction expenses.

    The Company's Board of Directors has extended its stock repurchase program to December 31, 1998, and authorized the purchase of an additional one million shares. Shares purchased under the program are expected to be reissued in connection with employee stock option and restricted stock programs.

    The Company believes that cash flow from operations and borrowings in either the private or public market will provide the Company with the means to fund operations and currently planned investment and capital expenditures.


MARKET RISK

Financial instruments of the Company expose it to both commodity price risk and interest rate risk.

    Commodity Price Risk - The Company's primary market risk exposure is the volatility of spot-market energy commodity prices, relating to the portfolio position of its financial instruments and physical commitments, which can affect the operating results of Sonat Exploration and Sonat Energy Services. The Company uses commodity futures contracts, options and price swap agreements to hedge its commodity price risk on crude oil, natural gas and electricity. Sonat Energy Services performs all hedging activity (non-trading) for both its own operations and for the operations of Sonat Exploration. In June 1997, Sonat Energy Services, through its subsidiary, Sonat Marketing, also began using derivative instruments as a market maker (trading activity) by maintaining active trading positions in natural gas futures and swap contracts and limiting its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions, and limit and monitoring procedures.

    The Company's non-trading (hedging) and trading activities are implemented under a set of policies approved by the Board of Directors. In addition, all derivative activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. The Company's use of derivative instruments to reduce the effect of market volatility is described in Note 3 of the Notes to Consolidated Financial Statements.

    Sonat Energy Services manages its commodity price risks through its subsidiaries, Sonat Marketing Company and Sonat Power Marketing. Sonat Marketing and Sonat Power Marketing each manage commodity risks at a portfolio level by utilizing Value-at-Risk models for natural gas and electricity commodities, respectively. Each Value-at-Risk model includes energy commodity transactions, both physical and derivative (commodity futures, swaps and options) for both trading and non-trading activities. The Value-at-Risk models use historical or variance co-variance simulation methods to determine commodity risk exposure (the loss that could

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

occur over a two-day period) due to changes in natural gas or electricity commodity prices within a 95 percent confidence level. Value-at-Risk models are routinely backtested against market prices and volatilities to assess the quality of Value-at-Risk measures.

    The Value-at-Risk data for Sonat Marketing for 1997 is as follows:

                                  (In Thousands)
                        -------------------------------
                         Average    Maximum     Minimum
-------------------------------------------------------
Trading Activities
   (Commencing
   June 1, 1997)          $ 593       $ 752        $473
=======================================================

    The Value-at-Risk for non-trading activities of Sonat Energy Services is immaterial for both Sonat Marketing and Sonat Power Marketing.

    The Risk Oversight Committee and management monitor the portfolio Value-at-Risk frequently to ensure compliance with Board limits.

    Interest Rate Risk - The Company's entire portfolio of interest rate risk instruments is classified as non-trading. The Company's interest income and expense are sensitive to changes in the level of short-term interest rates in the United States. In general, the Company uses excess funds to reduce short-term debt levels and therefore has minimal cash equivalent investments. Short-term debt averaged $216.6 million in 1997. Excess cash generated by or contributed to joint venture projects is invested on a short-term basis pending distribution or expenditure on capital projects. Such short-term investments averaged $14.0 million in 1997. To mitigate the impact of fluctuations in interest rates, the Company maintains a balance among components of its capital structure, providing a mix of maturities and pricing methods for its debt obligations. At December 31, 1997, 36 percent of the Company's debt (including its interest in joint venture debt) had variable rates. In the past the Company has used derivative instruments to aid in its management of interest rate risk, although it is not currently doing so.

    The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The weighted-average variable rate is the current effective rate. Municipal bonds are used to satisfy obligations under various non-qualified benefit plans of the Company. Broker deposits of $27.7 million with an average return of 4.9 percent at December 31, 1997, were excluded from the table.

Interest Rate Risk Instruments
Principal Amount by Expected Maturity and Average Interest Rate

                                                                      (Dollars In Millions)
                                        ----------------------------------------------------------------------------------
                                                                                                                Fair Value
                                        1998      1999       2000       2001       2002    Thereafter    Total   12/31/97
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Restricted Cash Deposits           $ 116.0    $   -      $   -      $   -      $   -      $   -      $ 116.0    $116.0
   Average Interest Rate                  5.6%

   Municipal Bonds                    $   1.0    $   3.0    $   4.2    $   4.2    $   2.8    $  33.5    $  48.7    $ 46.9
   Average Interest Rate                  5.0%       5.0%       4.9%       4.8%       4.8%       4.9%

Liabilities:
   Commercial Paper                   $ 446.6    $   -      $   -      $   -      $   -      $   -      $ 446.6    $446.6
   Average Interest Rate                  6.3%

   Long-term Debt, including
     Current Portion:
       Fixed Rate                     $  11.0    $ 109.4    $   3.1    $ 200.2    $ 200.0    $ 400.0    $ 923.7    $966.4
       Average Interest Rate              7.9%       7.8%       7.7%       7.4%       7.0%       6.8%

       Variable Rate                  $   -      $   -      $   -      $ 130.0    $   -      $   -      $ 130.0    $130.0
       Average Interest Rate (1)
==========================================================================================================================

(1) Rate to be paid is based on LIBOR plus 20 basis points. At December 31, 1997, this rate was 6.14 percent.


INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of the Company. In prior periods of high general inflation, oil and gas prices generally increased at comparable rates; however, there is no assurance that this will be the case in the current environment or in possible future periods of high inflation. In addition, Sonat Exploration has experienced increasing dayrates for drilling rigs. Margins in the Energy Services segment are highly sensitive to competitive pressures and may not reflect the effects of inflation. The results of operations in the Company's three major business segments will be affected by future changes in oil and gas prices and the interrelationship between oil, gas and other energy prices.


ENVIRONMENTAL ISSUES

The operations and properties of Sonat Exploration, Southern, and their subsidiaries are subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities, limit or prohibit construction, drilling, and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from operations. The permits required for various operations are subject to revocation, modification, and renewal by issuing authorities. The Company believes that its operations currently are in substantial compliance with applicable environmental regulations.

    Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. The Company does not expect environmental compliance matters to have a material adverse effect on its financial position or

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

results of operations. It is also not anticipated that the Company will be required in the near future to expend amounts that are material to its financial condition or operations by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, and may impose increasingly stricter requirements, the Company is unable to predict the ultimate cost of complying with such laws and regulations.

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

    In the operation of their natural gas pipeline systems, Southern and its wholly owned subsidiaries, South Georgia Natural Gas Company and Sea Robin Pipeline Company, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern, South Georgia and Sea Robin plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Southern has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury. As a result, Southern undertook the characterization of 658 sites across the pipeline systems of Southern and Sea Robin during 1995, 1996, and 1997. Approximately 63 percent of the sites characterized had detectable levels of mercury. Characterization of potential sites on the pipeline system of South Georgia has not commenced at this time. Southern will file copies of the characterization reports with the applicable state agencies upon their finalization. At this time, only the State of Georgia has issued formal guidelines for remediation of mercury sites, although the State of Louisiana has issued informal guidance. Southern is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory guidance is still uncertain for all sites. Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its characterization data, Southern believes that the cost of its characterization and remediation of any mercury contamination will not be material to its financial position or results of operations.

    The Company generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern, South Georgia, and Sea Robin to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, generally will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 requires that all items

Sonat Inc. and Subsidiaries

that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. At December 31, 1997, Other Capital in the Consolidated Balance Sheet includes $1.5 million related to components of other comprehensive income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company previously modified its definition of segments to conform to the approach required by SFAS No. 131, which is effective for periods beginning after December 15, 1997.

YEAR 2000 PROJECT

The Company is aware of the potential impact the Year 2000 could have on its information technology and business infrastructure. To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken and that the project be completed by December 31, 1998. A consulting firm was engaged to assist in this effort.

    The assessment phase of the Year 2000 project was completed in December 1997. This phase included a comprehensive inventory and review of existing applications, processes and systems to identify areas which might be affected. The project plan includes steps to implement the required modifications identified during the assessment phase and test systems for compliance. Estimated cost of the Year 2000 project for capital, as well as general and administrative costs, are expected to be $5 million to $10 million.

    Over the past few years the Company has made technology investments that greatly reduced the current economic impact of Year 2000, including the replacement of mainframe systems with Year 2000 compliant vendor packages on new client/server platforms. The current goal is that by mid-1998 all major applications will be vendor packages that are Year 2000 compliant.

CAUTIONARY STATEMENT CONCERNING
FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements regarding the Company's business plans and prospects, objectives, future drilling plans, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results may differ materially from those expressed in such forward-looking statements. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and success of the Company's exploration and development drilling programs, which would affect production levels and reserves; the results of the Company's hedging activities; risks incident to the drilling and operation of oil and gas wells; future drilling, production and development costs and the success of the Company's internal cost reduction activities; and the requirements to receive various governmental approvals to proceed with expansion projects at Southern. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

Sonat Inc. and Subsidiaries

REPORT OF MANAGEMENT

Management of the Company is responsible for the preparation and integrity of all financial data included in this annual report. The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on estimates and judgments of management.

    The Company's accounting systems include controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and reliable for preparation of financial statements and other financial data. The concept of reasonable assurance is based on the recognition that the cost of internal controls should not exceed the related benefits. An integral part of the internal controls is the selection, training and development of qualified accounting and internal audit personnel.

    The Company engages the firm of Ernst & Young LLP as independent auditors to audit the Company's Consolidated Financial Statements and express their opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards and includes a review and evaluation of the Company's internal controls and other procedures as they consider appropriate. The Report of Ernst & Young LLP, Independent Auditors, appears on the facing page. Internal audit activities are coordinated with the independent auditors to maximize audit effectiveness.

    The Audit Committee of the Board of Directors is composed solely of directors who are not active or retired officers or employees of the Company. It recommends a firm to serve as independent auditors of the Company, subject to nomination by the Board of Directors and election by the stockholders, approves all audit and other professional services rendered by the independent auditors and regularly reviews their independence. The Audit Committee reviews and reports on significant accounting decisions and transactions and the scope and results of audits by the Company's internal auditing staff and the independent auditors. It reviews with management compliance with the Company's business ethics and conflict of interest policies and reviews with independent auditors the adequacy of the Company's internal controls. The internal auditors and the independent auditors have free access to the Audit Committee, without management's presence, to discuss the Company's internal controls and the results of their audits.

/s/James E. Moylan, Jr.

James E. Moylan, Jr.
Senior Vice President and Chief Financial Officer
February 26, 1998

Sonat Inc. and Subsidiaries

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sonat Inc.

We have audited the accompanying consolidated balance sheets of Sonat Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonat Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst and Young LLP

Birmingham, Alabama
January 16, 1998,
    except for Note 15,
    as to which the date
    is January 30, 1998

CONSOLIDATED BALANCE SHEETS
Sonat Inc. and Subsidiaries                    Consolidated Financial Statements


                                                                              (In Thousands)
                                                                         -----------------------
December 31,                                                                 1997        1996
------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
   Cash and cash equivalents                                             $   13,512   $   29,639
   Restricted cash (Notes 1 and 15)                                         115,956           --
   Accounts receivable                                                      594,972      577,021
   Inventories (Note 4)                                                      61,706       30,500
   Gas imbalance receivables                                                 16,644       21,694
   Assets from price risk management activities (Note 3)                     92,150           --
   Other                                                                     42,785       34,436
------------------------------------------------------------------------------------------------
     Total Current Assets                                                   937,725      693,290
------------------------------------------------------------------------------------------------


Investments and Advances:
   Unconsolidated affiliates (Note 5)                                       491,681      414,560
   Other investments (Note 3)                                                56,608       50,561
------------------------------------------------------------------------------------------------
                                                                            548,289      465,121
------------------------------------------------------------------------------------------------


Plant, Property and Equipment, successful efforts method of accounting
   used for oil and gas properties (Notes 6 and 13)                       5,597,864    5,084,283
Less Accumulated Depreciation, Depletion and Amortization                 2,859,649    2,650,419
------------------------------------------------------------------------------------------------
                                                                          2,738,215    2,433,864
------------------------------------------------------------------------------------------------



Deferred Charges and Other:
   Assets from price risk management activities (Note 3)                     27,686           --
   Other                                                                    179,599      182,384
------------------------------------------------------------------------------------------------
                                                                            207,285      182,384
------------------------------------------------------------------------------------------------
Total Assets                                                             $4,431,514   $3,774,659
================================================================================================

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
Sonat Inc. and Subsidiaries                    Consolidated Financial Statements


                                                                              (In Thousands)
                                                                         -----------------------
December 31,                                                                1997         1996
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Long-term debt due within one year (Note 7)                           $   11,008   $   53,707
   Unsecured notes (Note 7)                                                 446,721      158,030
   Accounts payable                                                         570,041      510,130
   Accrued income taxes                                                      18,274       26,726
   Accrued interest                                                          34,469       28,584
   Gas imbalance payables                                                    13,688       20,290
   Liabilities from price risk management activities (Note 3)               103,446           --
   Other                                                                     52,442       51,370
------------------------------------------------------------------------------------------------
     Total Current Liabilities                                            1,250,089      848,837
------------------------------------------------------------------------------------------------

Long-Term Debt (Note 7)                                                   1,042,734      872,255
------------------------------------------------------------------------------------------------

Deferred Credits and Other:
   Deferred income taxes (Note 8)                                           344,599      284,564
   Reserves for regulatory matters (Note 9)                                   4,432       14,644
   Liabilities from price risk management activities (Note 3)                 5,014           --
   Other                                                                    149,226      169,995
------------------------------------------------------------------------------------------------
                                                                            503,271      469,203
------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)

Stockholders' Equity:
   Common stock, $1.00 par; 400,000,000 shares authorized, 87,227,478 and
     87,232,573 shares issued in 1997 and 1996, respectively (Notes
     10 and 15)                                                              87,227       87,233
   Other capital                                                             34,747       31,648
   Retained earnings                                                      1,578,327    1,495,186
------------------------------------------------------------------------------------------------
                                                                          1,700,301    1,614,067

   Less treasury stock at cost, 1,438,793 and 830,908 shares in 1997
     and 1996, respectively (Note 10)                                       (64,881)     (29,703)
------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                           1,635,420    1,584,364
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $4,431,514   $3,774,659
================================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
Sonat Inc. and Subsidiaries                    Consolidated Financial Statements


                                                               (In Thousands, Except Per-Share Amounts)
                                                              -----------------------------------------
Years Ended December 31,                                          1997           1996          1995
-------------------------------------------------------------------------------------------------------
Revenues (Note 12)                                            $ 4,174,624    $ 3,039,014    $ 1,754,341
-------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Natural gas cost                                             2,949,766      1,973,147        912,966
   Electric power cost                                            224,294         65,699             88
   Operating and maintenance                                      181,111        163,737        171,885
   General and administrative                                     152,438        159,515        140,511
   Depreciation, depletion and amortization                       326,014        288,192        298,714
   Taxes, other than income                                        43,800         47,447         41,244
-------------------------------------------------------------------------------------------------------
                                                                3,877,423      2,697,737      1,565,408
-------------------------------------------------------------------------------------------------------
Operating Income                                                  297,201        341,277        188,933
-------------------------------------------------------------------------------------------------------
Other Income (Loss), Net:
   Equity in earnings of unconsolidated affiliates (Note 5)        43,020         34,211         46,258
   Sale of stock of subsidiary (Note 2)                                --             --        188,012
   Minority interest                                               (4,394)        (4,907)          (888)
   Other income, net                                                6,905          6,516        (44,590)
-------------------------------------------------------------------------------------------------------
                                                                   45,531         35,820        188,792
-------------------------------------------------------------------------------------------------------
Interest:
   Interest income                                                  3,681          4,153          6,413
   Interest expense                                               (93,733)       (92,040)      (102,797)
   Interest capitalized                                             3,777          5,094          6,540
-------------------------------------------------------------------------------------------------------
                                                                  (86,275)       (82,793)       (89,844)
-------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                        256,457        294,304        287,881
Income Tax Expense (Note 8)                                        80,537         93,115         94,993
-------------------------------------------------------------------------------------------------------
     Net Income                                               $   175,920    $   201,189    $   192,888
=======================================================================================================
Earnings Per Share of Common Stock (Note 10)                  $      2.05    $      2.33    $      2.24
Earnings Per Share of Common Stock -
   Assuming Dilution (Note 10)                                $      2.01    $      2.30    $      2.21
=======================================================================================================
Weighted Average Shares Outstanding                                85,941         86,211         86,270
Weighted Average Shares Outstanding - Assuming Dilution            87,511         87,564         87,102
=======================================================================================================
Dividends Paid Per Share (Note 10)                            $      1.08    $      1.08    $      1.08
=======================================================================================================

See accompanying notes.

Consolidated Statements of Changes in Stockholders' Equity
Sonat Inc. and Subsidiaries                    Consolidated Financial Statements


                                                                          (In Thousands)
                                           -------------------------------------------------------------------------
                                                     1997                       1996                     1995
Years Ended December 31,                      SHARES       AMOUNT        Shares       Amount       Shares     Amount
--------------------------------------------------------------------------------------------------------------------
Common Stock, $1.00 Par; 400,000,000
   Shares Authorized (Note 10):
   Balance at beginning of year            87,233    $    87,233     87,244    $    87,244     87,252    $    87,252
   Canceled                                    (6)            (6)       (11)           (11)        (8)            (8)
--------------------------------------------------------------------------------------------------------------------
     Balance at end of year                87,227         87,227     87,233         87,233     87,244         87,244
--------------------------------------------------------------------------------------------------------------------
Other Capital:
   Balance at beginning of year                           31,648                    39,795                    42,311
   Benefit plans transactions and other                    3,099                    (8,147)                   (2,516)
--------------------------------------------------------------------------------------------------------------------
     Balance at end of year                               34,747                    31,648                    39,795
--------------------------------------------------------------------------------------------------------------------
Retained Earnings:
   Balance at beginning of year                        1,495,186                 1,387,137                 1,287,339
   Net income                                            175,920                   201,189                   192,888
   Cash dividends at $1.08 per share                     (92,779)                  (93,140)                  (93,090)
--------------------------------------------------------------------------------------------------------------------
     Balance at end of year                            1,578,327                 1,495,186                 1,387,137
--------------------------------------------------------------------------------------------------------------------
Treasury Stock, at cost:
   Balance at beginning of year              (831)       (29,703)    (1,077)       (31,534)      (871)       (25,016)
   Purchased                               (1,058)       (53,176)      (774)       (30,914)      (645)       (19,230)
   Issued                                     451         17,998      1,020         32,745        439         12,712
--------------------------------------------------------------------------------------------------------------------
     Balance at end of year                (1,438)       (64,881)      (831)       (29,703)    (1,077)       (31,534)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                 85,789    $ 1,635,420     86,402    $ 1,584,364     86,167    $ 1,482,642
====================================================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonat Inc. and Subsidiaries                    Consolidated Financial Statements


                                                                                   (In Thousands)
                                                                      ----------------------------------------
Years Ended December 31,                                                    1997         1996         1995
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                          $   175,920    $ 201,189    $   192,888
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, depletion and amortization                            326,014      288,192        298,714
       Deferred income taxes                                                60,035       71,442         25,165
       Equity in earnings of unconsolidated
         affiliates, less distributions                                    (31,914)     (23,040)       (34,265)
       Gain on sale of stock of subsidiary and
         net gain on disposal of assets                                     (4,109)      (3,377)      (144,969)
       Reserves for regulatory matters                                     (10,212)    (167,154)        (1,545)
       Gas supply realignment costs                                          7,514      187,929        (80,553)
       Change in:
         Accounts receivable                                               (17,951)    (250,548)       (77,591)
         Inventories                                                       (31,206)      (6,544)         2,766
         Accounts payable                                                   59,911      212,470         85,516
         Accrued interest and income taxes, net                             (2,389)      28,490        (29,379)
         Other current assets                                               (3,477)      (4,562)         5,329
         Other current liabilities                                          (5,530)       4,567        (16,508)
       Net change from price risk management activities                    (11,376)        --             --
       Net change in restricted cash                                      (115,956)        --             --
       Other, net                                                           21,549      (38,456)       (41,234)
--------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                       416,823      500,598        184,334
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Plant, property and equipment additions                                (698,818)    (509,534)      (487,564)
   Net proceeds from sale of subsidiary stock and disposal of assets        45,965       49,256        592,838
   Investments in unconsolidated affiliates and other                      (59,366)     (22,209)       (12,959)
--------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities            (712,219)    (482,487)        92,315
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                              1,935,041      855,776      3,103,000
   Payments of long-term debt                                           (1,808,023)    (718,877)    (3,296,565)
   Changes in short-term borrowings                                        288,691      (60,870)        18,900
--------------------------------------------------------------------------------------------------------------
     Net changes in debt                                                   415,709       76,029       (174,665)
   Dividends paid                                                          (92,779)     (93,140)       (93,090)
   Treasury stock purchases                                                (53,176)     (30,914)       (19,230)
   Other                                                                     9,515       22,264         38,494
--------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities             279,269      (25,761)      (248,491)
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                       (16,127)      (7,650)        28,158
Cash and Cash Equivalents at Beginning of Year                              29,639       37,289          9,131
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $    13,512    $  29,639    $    37,289
==============================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash Paid For:
   Interest (net of amount capitalized)                                $    83,726    $  68,670    $    81,900
   Income taxes, net                                                        20,124       (5,694)        96,455
==============================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sonat Inc. and Subsidiaries

1    BUSINESS DESCRIPTION AND
     SIGNIFICANT ACCOUNTING POLICIES

Business Description - The Consolidated Financial Statements of Sonat Inc. (Sonat) and its subsidiaries (the Company) reflect operations in the Exploration and Production, Natural Gas Transmission and Energy Services segments. The Exploration and Production segment is engaged in exploration, development and production of domestic oil and natural gas. The Natural Gas Transmission segment is primarily engaged in the interstate transmission of natural gas. The Energy Services segment is primarily engaged in the marketing of natural gas and electric power. For further description of business segments, see Note 12. For a description of financial instruments, credit risk and contingencies, see Notes 3 and 9.

    Principles of Consolidation - The Consolidated Financial Statements include the accounts of Sonat and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates owned 50 percent or less.

    The 1996 and 1995 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues to conform with the 1997 presentation. Certain other amounts in the 1996 and 1995 Consolidated Financial Statements and Notes have also been reclassified to conform with the 1997 presentation.

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

    Restricted Cash - As of December 31, 1997, the Company has $116.0 million of restricted cash. The restricted cash is held in trust by the issuing bank, is restricted as to withdrawal and use, and is invested in cash equivalents. The restricted cash usage is limited to the payment of certain expenses related to the merger with Zilkha Energy Company (see Note 15).

    Inventories - At December 31, 1997, inventories consist primarily of materials and supplies and gas stored underground, which is carried at average cost.

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

    Revenue Recognition - Revenue is recognized in the Exploration and Production segment when deliveries of oil and natural gas are made. The Company's Natural Gas Transmission segment recognizes revenue from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate. Revenues are recognized in the Energy Services segment in either the period a transaction is consummated (for items in the mark-to-market portfolio) or in the period the physical commodity is delivered.

    Commodity Price-Risk Management Activities - Through May 1997, the Company used derivative instruments (commodity futures contracts, options and price swap agreements) solely to hedge its commodity price risk on natural gas, crude oil and electricity. In June 1997, the Company also began using derivative instruments as a market maker (trading activity) in natural gas.

Notes to Consolidated Financial Statements

NOTE 1 (CONTINUED)

    Natural gas, crude oil and electricity futures contracts are traded on the New York Mercantile Exchange (NYMEX). Natural gas contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Crude oil contracts are for fixed units of 1,000 barrels and are available for up to 34 months in the future. Electricity contracts are for 736 megawatt hours and are available for up to 18 months in the future.

    Price swap agreements call for one party to make monthly payments to (or receive payments from) another party based upon the differential between a fixed and a variable price (fixed-price swap) or two variable prices (basis swap) for a notional volume specified by the contract.

    Options can be exchange traded on the NYMEX or traded over the counter. Exchange traded options give the owner the right, but not the obligation, to a futures contract. Over-the-counter options give the owner the right, but not the obligation, to buy or sell an underlying commodity at a given price. At December 31, 1997, the Company had only over-the-counter options.

    Non-Trading Activities - Derivative positions taken specifically to mitigate market price risk associated with significant physical transactions are accounted for using hedge accounting provided they meet hedge accounting criteria. Under hedge accounting, gains and losses from futures are deferred in the Consolidated Balance Sheets in Other Deferred Credits and recognized in earnings in conjunction with the earnings recognition of the underlying physical. Each net payment/receipt due or owed under the swap agreement is recognized in earnings during the period to which the payment/receipt relates, and there is no recognition in the Consolidated Balance Sheets for changes in the swap's fair value.

    The derivative instruments used to hedge commodity transactions have historically had high correlation with commodity prices and are expected to continue to do so. In the event that correlation falls below allowable levels, the gains or losses associated with the hedging instruments are immediately recognized to the extent that correlation is lost. In the fourth quarter of 1995, the Company recognized a pretax loss of $8.4 million due to the loss of correlation of the NYMEX futures market for natural gas with the price of natural gas in certain parts of the country.

    Trading Activities - The Company's trading portfolio consists of short- and long-term energy-related purchase and sale commitments (physical and derivative). All of these investments and commitments are valued at market or fair value and accounted for under mark-to-market accounting guidelines. The fair value of these commitments are recorded under the headings of Assets and Liabilities from Price Risk Management Activities in the Consolidated Balance Sheets. The change in fair value of these commitments is recognized in income currently and is recorded as revenue in the Consolidated Statements of Income. Such fair values or market values are subject to change in the near term and reflect the Company's best estimate of market prices considering various factors including closing exchange and over-the-counter broker quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions (see Note 3).

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

    Issuance of Stock by Subsidiary - The Company follows an accounting policy of income statement recognition for issuances of stock by a subsidiary. (See
Note 2.)

    Income Taxes - The Company follows a liability and asset approach in accounting for income taxes. Deferred tax liabilities and assets are determined using the tax rate for the period in which those amounts are expected to be paid or received. (See Note 8.)

    Earnings Per Share - In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Finan-

Sonat Inc. and Subsidiaries

cial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic (earnings per share of common stock) and diluted (earnings per share of common stock-assuming dilution) earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements (see Note 10).

2    CHANGES IN OPERATIONS

Sonat Marketing Company L.P. (Sonat Marketing) was formed in September 1995 and is jointly owned by the Company and a subsidiary of AGL Resources, Inc. Sonat's wholly owned subsidiary, Sonat Marketing Company, contributed all of its assets and liabilities except $32.0 million of accounts receivable and Atlanta Gas Light Company, another subsidiary of AGL Resources, contributed $32.0 million in cash to Sonat Marketing in exchange for a 35 percent ownership interest. AGL Resources has certain rights to resell to the Company its interest in Sonat Marketing, including a right until August 31, 2000, to receive the greater of fair market value or a formula price. The pretax gain on the transaction of approximately $23.4 million, which is included in Other Deferred Credits in the Consolidated Balance Sheet, has been deferred.

    In June 1995, the Company sold back to Baker Hughes Incorporated for $167.0 million the four million shares of Baker Hughes convertible preferred stock that the Company received as partial consideration for its sale of Teleco Oilfield Services Inc. to Baker Hughes in 1992. The sale resulted in an after-tax loss of $8.2 million, or $.09 per share.

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

    In April 1995, Sonat Power Marketing Inc. was formed to market electric power. In the second quarter of 1996, AGL Resources acquired a 35 percent ownership interest in Sonat Power Marketing L.P. (Sonat Power Marketing), to which Sonat Power Marketing Inc. contributed all of its assets and liabilities. The transaction resulted in a $.5 million pretax gain, which is included in Other income, net in the Consolidated Statements of Income.

3    FINANCIAL INSTRUMENTS

Derivative Commodity Instruments Held or Issued for Trading
Purposes

The Company, through Sonat Marketing, began a trading operation in June 1997 that maintains active trading positions in natural gas futures, swap and option contracts and limits its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions, and limit and monitoring procedures. The trading operation also enters into natural gas purchase and sale commitments. These activities constitute its trading business and are essential to provide customers with market products at competitive prices. All of these trading positions are reported at fair value and recorded under the heading of Assets and Liabilities from Price Risk Management Activities (current and long-term) in the Consolidated Balance Sheet. The change in fair value is recognized in revenues as it occurs. Fair value is subject to change and reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating Sonat Marketing's position in an orderly manner over a reasonable period of time under present market conditions.

Notes to Consolidated Financial Statements

    The amounts disclosed below represent the end of period fair value and the average fair value (period commenced June 1, 1997) of the trading portfolio.


                                       (In Thousands)
                             ------------------------------------
                                Fair Value     Average Fair Value
                             (Carrying Amount)    for the Year
                              as of 12/31/97     Ended 12/31/97
-----------------------------------------------------------------
Natural Gas Trading:
   Assets                        $ 119,836          $57,079
   Liabilities                     108,460           51,450
=================================================================


Derivative Commodity Instruments Held or Issued for Purposes
Other Than Trading

Sonat Exploration Company's production is hedged by entering into intercompany swaps with Sonat Marketing. The exposure that Sonat Marketing assumes from Sonat Exploration is then hedged by entering into derivative instruments with outside counterparties. Sonat Marketing and Sonat Power Marketing also hedge third party purchases and sales by entering into commodity futures, swaps and options. The information below represents the consolidated derivative positions that were open as of December 31, 1997, and the fair value of those positions. Not included are the related physical positions that these derivative positions hedge.




                      (TBtu)            (In Thousands)
                   ---------------------------------------
                                          Fair Value
                   Notional Volume    As of December 31,
                   ---------------------------------------
                   1997    1996        1997        1996
----------------------------------------------------------
Natural Gas:
   Futures         18.9     12.1    $   (873)   $  (5,518)
   Swaps           75.4    209.5     (29,764)     (31,372)
   Options         31.5     64.5        (516)      (1,900)
Crude Oil:
   Futures           --     12.9          --       (3,379)
----------------------------------------------------------

    Deferred amounts on open futures positions will mature over 1998 and 1999.

Credit Risk from Derivative Activities

NYMEX traded futures are guaranteed by the NYMEX and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. Due to changes in market conditions, the value of swaps and options can change in relation to their value to the Company. The energy services group has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. The credit risk resulting from in-the-money swaps is monitored on a regular basis against established collateralization limits. At December 31, 1997, the market value of the Company's in-the-money swaps and options was $5.6 million, and all counterparties were within collateral limits. Reserves for credit risk are established as necessary.

Financial Risk

On January 22, 1996, the Company entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. In September 1996, due to revised expectations of external financing requirements, 50 percent of the forward rate agreement was liquidated resulting in a gain of $3.9 million. A gain of $2.4 million was recognized upon final settlement of this agreement in 1997.

Other Financial Instruments

The carrying amounts and fair values of the Company's financial instruments, other than derivative instruments, are as follows:


                                      (In Thousands)

                              ----------------------------
December 31, 1997             Carrying Amounts  Fair Value
----------------------------------------------------------
Cash and Cash Equivalents       $   13,512      $   13,512
Restricted Cash                    115,956         115,956
Investment in Debt Securities       47,177          48,047
Gas Supply Realignment Costs         3,630           3,630
Unsecured Notes                    446,721         446,721
Long-Term Debt                   1,053,742       1,096,354
----------------------------------------------------------

Sonat Inc. and Subsidiaries


                                             (In Thousands)
                                  --------------------------------
December 31, 1996                 Carrying Amounts      Fair Value
------------------------------------------------------------------
Cash and Cash Equivalents             $ 29,639           $ 29,639
Investment in Debt Securities           42,058             43,337
Gas Supply Realignment Costs            11,144             11,144
Unsecured Notes                        158,030            158,030
Long-Term Debt                         925,962            963,026
------------------------------------------------------------------

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for balance sheet financial instruments:

         Cash and cash equivalents, restricted cash, gas supply realignment
(GSR) costs and unsecured notes - The carrying amount reported in the Consolidated Balance Sheets approximates its fair value.

         Investment in debt securities - The fair values for marketable debt securities are based on quoted market prices.

         Long-term debt - The fair values of the Company's long-term debt are based on quoted market values or estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         All of the Company's financial instruments, other than certain derivative instruments, are held for purposes other than trading.

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, restricted cash deposits, investments, accounts receivable and GSR costs which the Company expects to recover from its customers.

         The Company's cash equivalents, restricted cash deposits and short-term investments represent securities placed with various high investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

         Accounts receivable of the Exploration and Production segment are primarily from joint-interest partners, oil and gas marketing companies and pipeline companies. A majority of its revenues are from Sonat Marketing, which is headquartered in the Southeast. Accounts receivable of the Natural Gas Transmission segment relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers and interstate pipeline companies in the Southeast. Accounts receivable of the Energy Services segment relate to trading with other marketing companies, industrial end users and local distribution companies, with primary concentration in the Gulf Coast, Southeastern, Northeastern and Midwestern markets.

         The Company performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers. Accounts receivable are stated net of valuation allowances of $7.9 million in 1997 and $9.7 million in 1996.

4 INVENTORIES

The table below shows the values of various categories of the Company's inventories by segment.

                                          (In Thousands)
                                       -------------------
December 31,                             1997        1996
----------------------------------------------------------
Exploration and Production:
  Materials and supplies               $13,499     $ 2,358

Natural Gas Transmission:
  Materials and supplies                21,529      24,197

Energy Services:
  Materials and supplies                   247          --
  Gas stored underground                26,418       3,938

Other                                       13           7
----------------------------------------------------------
                                       $61,706     $30,500
==========================================================

5 UNCONSOLIDATED AFFILIATES

At December 31, 1997, the Company's investments in unconsolidated affiliates totaled $491.7 million, and the Company's share of underlying equity in net assets of the investees was $551.7 million. The difference is primarily due to the excess over cost of the Company's share of the underlying equity in net assets of Citrus Corp., which is being amortized over the depreciable life of Citrus' assets. Through December 31, 1997, the Company's cumulative equity in earnings of these unconsolidated affiliates was $329.1 million and cumulative dividends received from them totaled $175.5 million.


                                                                              55

Notes to Consolidated Financial Statements

         The following table presents the components of equity in earnings of unconsolidated affiliates:

                                                   (In Thousands)
                                        ---------------------------------------
Years Ended December 31,                  1997           1996            1995
-------------------------------------------------------------------------------
COMPANY'S SHARE OF
 REPORTED EARNINGS (LOSSES)

Exploration and
  Production                            $    445       $    408        $    615
-------------------------------------------------------------------------------
Natural Gas Transmission:
  Citrus Corp. (including
   $1,383,000 of
   amortization of basis
   difference in each year)               28,676         22,902          28,196
  Bear Creek Storage                      10,679         10,184           9,596
  Other                                    1,170           (554)           (239)
-------------------------------------------------------------------------------
                                          40,525         32,532          37,553
-------------------------------------------------------------------------------
Energy Services                              817              9              (5)
-------------------------------------------------------------------------------
Other:
  Sonat Offshore Drilling                     --             --           6,734
  Other                                    1,233          1,262           1,361
-------------------------------------------------------------------------------
                                           1,233          1,262           8,095
-------------------------------------------------------------------------------
                                        $ 43,020       $ 34,211        $ 46,258
===============================================================================

         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus, the parent company of Florida Gas Transmission Company. A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized financial information for Citrus:

                                                   (In Thousands)
                                   --------------------------------------------
Years Ended December 31,              1997              1996             1995
-------------------------------------------------------------------------------
Revenues                           $ 735,402         $ 769,335        $ 682,387
Expenses (Income):
  Natural gas cost                   416,953           428,842          362,635
  Operating expenses                 107,370            94,573           94,647
  Depreciation and
    amortization                      60,470            83,563           81,227
  Allowance for funds
    used during
    construction                        (599)              153          (42,804)
  Interest and other                  79,162            91,926           99,238
  Income taxes                        17,460            27,240           33,818
-------------------------------------------------------------------------------
Income Reported                    $  54,586         $  43,038        $  53,626
===============================================================================


                                                          (In Thousands)
                                                  ------------------------------
December 31,                                         1997               1996
--------------------------------------------------------------------------------
Assets
  Current                                         $   80,737          $  107,114
  Net transmission plant and
   property                                        2,346,123           2,362,038
  Other                                               67,671              84,900
--------------------------------------------------------------------------------
                                                  $2,494,531          $2,554,052
================================================================================
Liabilities and Equity
  Current                                         $  133,481          $  211,228
  Long-term debt and other
   liabilities                                     1,496,724           1,533,084
  Stockholders' equity                               864,326             809,740
--------------------------------------------------------------------------------
                                                  $2,494,531          $2,554,052
================================================================================

         The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                     (In Thousands)
                                         ---------------------------------------
Years Ended December 31,                   1997            1996            1995
--------------------------------------------------------------------------------
Revenues                                 $36,226         $36,258         $36,167
Expenses:
  Operating expenses                       4,440           4,817           5,408
  Depreciation                             5,430           5,415           5,399
  Other expenses, net                      4,997           5,657           6,167
--------------------------------------------------------------------------------
Income Reported                          $21,359         $20,369         $19,193
================================================================================


                                                             (In Thousands)
                                                        ------------------------
December 31,                                              1997            1996
--------------------------------------------------------------------------------
Assets
  Current                                               $  6,503        $  7,205
  Net plant and property                                 149,334         154,388
  Other                                                      296             338
--------------------------------------------------------------------------------
                                                        $156,133        $161,931
================================================================================
Liabilities and Equity
  Current                                               $  8,298        $  8,525
  Long-term debt and other liabilities                    48,799          55,729
  Participants' equity                                    99,036          97,677
--------------------------------------------------------------------------------
                                                        $156,133        $161,931
================================================================================

         In 1995 Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21.0 million


                                                                              56

Sonat Inc. and Subsidiaries


each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.

6 PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION

Plant, property and equipment, by business segment, is shown in the following table:

                                              (In Thousands)
                                      ------------------------------
December 31,                             1997                1996
--------------------------------------------------------------------
Exploration and Production            $2,990,516          $2,579,740
Natural Gas Transmission               2,456,773           2,422,845
Energy Services                           78,168              11,508
Other                                     72,407              70,190
--------------------------------------------------------------------
                                      $5,597,864          $5,084,283
====================================================================

         Plant, property and equipment includes construction work in progress of $137.1 million and $108.0 million at December 31, 1997 and 1996, respectively. Plant, property and equipment also includes $130.1 million and $124.8 million of gas stored underground at December 31, 1997 and 1996, respectively.

         The accumulated depreciation, depletion and amortization amounts, by business segment, are as follows:

                                              (In Thousands)
                                      ------------------------------
December 31,                             1997                1996
--------------------------------------------------------------------
Exploration and Production            $1,294,854          $1,075,016
Natural Gas Transmission               1,497,828           1,539,983
Energy Services                           33,254               3,143
Other                                     33,713              32,277
--------------------------------------------------------------------
                                      $2,859,649          $2,650,419
====================================================================

         The annual depreciation rates or useful productive lives, by business segment, are as follows:

                                    -------------------------------------
                                      1997          1996          1995
-------------------------------------------------------------------------
Natural Gas Transmission:
   Mainline transmission
    property                             2.0%          2.0%          2.0%
   Gas supply                            2.9%          2.9%          2.9%
   Gas gathering                         2.8%          2.8%          2.8%
   Underground storage
    facilities                           3.3%          3.3%          3.3%
   Liquefied natural gas
    facilities                           3.2%          3.2%          3.2%
Other                               2-30 yrs.     2-25 yrs.     3-20 yrs.
=========================================================================

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

         During the first part of 1997, Sonat Exploration's production was lower than expected with most of the shortfall attributable to certain Gulf of Mexico properties. In 1996 Sonat Exploration had completed two significant wells in High Island Block 39 that together initially produced 89 million cubic feet of natural gas equivalent per day, but ceased production in 1997. In addition, other wells drilled in this area during 1997 did not yield material reserves. As a result, it was determined in the third quarter of 1997 that the remaining reserves for these properties would not recover the associated book value of $39.4 million. As a result, the properties were written down by $39.0 million. The impairment, which is included in depreciation, depletion and amortization expense in the 1997 Consolidated Statement of Income, reduced net income by $25.4 million, or $.30 per share. Fair value used in determining the impairment adjustment was based on an estimate of future net cash flows discounted at a market rate of interest.

         Primarily due to downward reserve revisions for certain properties in its year-end reserve report, the Company reevaluated the recorded value of its oil and gas assets in 1995. Based on this evaluation, the Company determined that assets with a net book value of $98.4 million were impaired and therefore adjusted their fair value by an estimate of future net cash flows discounted at a market rate of interest. This $23.0 million impairment adjustment is included in depreciation, depletion and amortization expense in the 1995 Consolidated Statement of Income.


                                                                              57

Notes to Consolidated Financial Statements


7 DEBT AND LINES OF CREDIT

Long-Term Debt - Long-term debt consists of:

                                                           (In Thousands)
                                                    ----------------------------
December 31,                                           1997              1996
--------------------------------------------------------------------------------
Sonat Inc.
 Revolving Credit Agreement at
  rates based on prime, inter-
  national or money-market
  lending rates (an effective rate
  of 6.14% at December 31, 1997
  and 5.76% at December 31,
  1996) expiring on June 30, 2001                   $  130,000        $  155,000
 6.75% Notes due October 1, 2007                       100,000                --
 6 7/8% Notes due June 1, 2005                         200,000           200,000
 9 1/2% Notes due August 15, 1999                      100,000           100,000
 8.65% Notes due through
  July 29, 1997                                             --             9,286
 9.41% Notes due July 29, 1997                              --            35,000
 9% Notes due May 1, 2001                              100,000           100,000
 8.24% Senior Notes due through
  December 31, 2000                                      6,200             8,400
Southern Natural Gas Company
 6.70% Notes due October 1, 2007                       100,000                --
 7.85% Notes due January 15, 2002                      100,000           100,000
 8 5/8% Notes due May 1, 2002                          100,000           100,000
 8 7/8% Notes due
  February 15, 2001                                    100,000           100,000
South Georgia Natural Gas Company
 9.85% Term Loan due through
  December 31, 1997                                         --               880
 7.80% Term Loan due through
  December 31, 1997                                         --               400
Southern LNG Inc.
 Promissory Note (an effective rate
  of 6.53% at December 31, 1997
  and 6.75% at December 31,
  1996) due through April 1, 1999                       10,000            15,000
Capital Leases and Other                                 7,542             1,996
--------------------------------------------------------------------------------
Total Outstanding                                    1,053,742           925,962
Less Long-Term Debt Due Within
  One Year                                              11,008            53,707
--------------------------------------------------------------------------------
                                                    $1,042,734        $  872,255
================================================================================

         Annual maturities of long-term debt at December 31, 1997, are as follows:

Years                                     (In Thousands)
--------------------------------------------------------
1998                                      $      11,008
1999                                            109,422
2000                                              3,120
2001                                            330,192
2002                                            200,000
2003-2007                                       400,000
--------------------------------------------------------
                                          $   1,053,742
========================================================

         Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. During 1997, $1.730 billion was borrowed and $1.755 billion was repaid under the revolving credit agreement, resulting in $130.0 million outstanding at December 31, 1997, at an effective rate of 6.14 percent.

         In September 1997, Sonat and Southern issued a total of $200.0 million under their shelf registration statements. Sonat issued $100.0 million of 6.75 percent Notes due October 1, 2007, at 99.748 percent to yield 6.785 percent. Southern issued $100.0 million of 6.70 percent Notes due October 1, 2007, at
99.891 percent to yield 6.715 percent. The net proceeds were subsequently used to repay amounts borrowed under Sonat's commercial paper program and under its revolving credit agreement.

         Unsecured Notes - Loans under all short-term credit facilities are for a duration of less than three months.

         At December 31, 1997, Sonat and Southern had available short-term lines of credit of $200.0 million and $50.0 million, respectively, through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1997, no amounts were outstand-

Sonat Inc. and Subsidiaries


ing under Sonat's agreement. At December 31, 1996, Sonat had $21.0 million outstanding under its agreement at a rate of 6.90 percent. At December 31, 1997 and 1996, no amounts were outstanding under Southern's agreement. (See Note 15.)

         Sonat had $446.6 million and $137.0 million, respectively, in commercial paper outstanding at average rates of 6.31 percent and 5.76 percent at December 31, 1997 and 1996, respectively.

8 INCOME TAXES

An analysis of the Company's income tax expense (benefit) is as follows:

                                                  (In Thousands)
                                     -------------------------------------------
Years Ended December 31,               1997             1996             1995
--------------------------------------------------------------------------------
Current:
   Federal                           $ 12,435         $ 17,652         $ 71,871
   State                                8,067            4,021           (2,043)
--------------------------------------------------------------------------------
                                       20,502           21,673           69,828
--------------------------------------------------------------------------------
Deferred:
   Federal                             57,563           66,051           21,936
   State                                2,472            5,391            3,229
--------------------------------------------------------------------------------
                                       60,035           71,442           25,165
--------------------------------------------------------------------------------
Income Tax Expense                   $ 80,537         $ 93,115         $ 94,993
================================================================================

         Net deferred tax liabilities are comprised of the following:

                                                             (In Thousands)
                                                       -------------------------
December 31,                                             1997             1996
--------------------------------------------------------------------------------
Deferred Tax Liabilities:
   Depreciation                                        $382,945         $330,047
   Inventories                                           11,573           11,572
   Other                                                  8,564            6,372
--------------------------------------------------------------------------------
     Total deferred tax liabilities                     403,082          347,991
--------------------------------------------------------------------------------
Deferred Tax Assets:
   GSR and other transition costs                        10,210           13,228
   Employee benefits                                     10,777           11,897
   Tax credit carryforwards                              12,925            7,277
   Other accounting accruals                              7,954           16,705
   Other                                                 16,617           14,320
--------------------------------------------------------------------------------
     Total deferred tax assets                           58,483           63,427
--------------------------------------------------------------------------------
Net Deferred Tax Liabilities                           $344,599         $284,564
================================================================================

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

         Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                   (In Thousands)
                                      ------------------------------------------
Years Ended December 31,                 1997            1996            1995
--------------------------------------------------------------------------------
Income Tax Expense at
   Statutory Federal
   Income Tax Rates                   $  89,760       $ 103,006       $ 100,758
Increases (Decreases)
   Resulting From:
     State income taxes,
       net of federal
       income tax benefit                 6,851           6,118             771
     Non-conventional
       fuel tax credits                  (7,220)         (9,465)        (11,380)
     Refunds and
       adjustment of
       accrued tax position                  47             880          14,639
     Dividend exclusion                  (8,029)         (6,413)        (11,248)
     Other                                 (872)         (1,011)          1,453
--------------------------------------------------------------------------------
Income Tax Expense                    $  80,537       $  93,115       $  94,993
================================================================================

9 COMMITMENTS AND CONTINGENCIES

Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At December 31, 1997, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement.

         Leases - The Company has operating lease commitments expiring at various dates, principally for office space and equipment. The Company has no significant capital leases.


                                     II-32                                    59

Notes to Consolidated Financial Statements

         Rental expense for all operating leases is summarized below.

Rental Expense

                                                      (In Thousands)
                                           -------------------------------------
Years Ended December 31,                     1997           1996           1995
--------------------------------------------------------------------------------
Non-Affiliated Operating
   Leases                                  $20,028        $18,149        $18,152
Affiliated Operating Leases                  3,544          3,680          3,635
--------------------------------------------------------------------------------
                                           $23,572        $21,829        $21,787
================================================================================

         At December 31, 1997, future minimum payments for non-cancelable operating leases for the years 1998 through 2002 are $8 million or less per year. Future minimum rentals to be received under subleases for the years 1998 through 2002 are less than $2 million per year.

10 CAPITAL STOCK AND STOCK-BASED COMPENSATION

Per-share prices of the Company's common stock, based on the New York Stock Exchange listing of composite transactions, and dividends paid per common share for the last two years are summarized below.

Price Range and Dividends Paid Per Common Share

                                         (Unaudited)
                          ---------------------------------------
Quarter                           1997                 1996
-----------------------------------------------------------------
Price Range High-Low
   First                  $57      - $45 1/2    $37 1/4 - $31 1/8
   Second                  59 1/8  -  50 5/8     45 3/8 -  36 1/8
   Third                   54 1/4  -  45 3/8     47 1/2 -  41
   Fourth                  51 5/16 -  42 1/4     54 3/4 -  44 1/8
=================================================================
Dividends Paid
   First                             $   .27              $   .27
   Second                                .27                  .27
   Third                                 .27                  .27
   Fourth                                .27                  .27
-----------------------------------------------------------------
                                     $  1.08              $  1.08
=================================================================
Shareholders of
   Record at Year-End                 11,258               12,020
=================================================================

         The Company had no restrictions on the payment of dividends at December 31, 1997.

         The Company has a Preference Share Rights Plan designed to protect the interest of stockholders in the event of a hostile attempt to take over the Company and to make it more difficult for a person to gain control of the Company in a manner or on terms not approved by the Board of Directors. The plan provides for the issuance of one right with respect to each outstanding share of common stock. The rights issued under the plan are redeemable at any time by the Company before their expiration on February 3, 2006, unless certain triggering events have occurred. The rights outstanding under the plan are exercisable for one one-hundredth of a share of Series A Participating Preference Stock, par value $1.00, with each share having substantially the rights and preferences of 100 shares of common stock. As of December 31, 1997, 1,000,000 shares of Series A Participating Preference Stock were reserved for issuance under this plan.

         Earnings Per Share - The following table presents the computation of basic and diluted earnings per share of common stock:

                                                  (In Thousands, Except
                                                    Per-Share Amounts)
                                          --------------------------------------
Years Ended December 31,                    1997           1996           1995
--------------------------------------------------------------------------------
Numerator:
   Net income                             $175,920       $201,189       $192,888
================================================================================
Denominator:
Denominator for Basic
  Earnings Per Share:
    Weighted average
    number of shares
    of common stock
    outstanding                             85,941         86,211         86,270
Effect of Dilutive Securities:
    Common stock
    equivalents applicable
    to outstanding stock
    options                                  1,570          1,353            832
--------------------------------------------------------------------------------
Denominator for Diluted
  Earnings Per Share:
    Adjusted weighted
    average shares using
    treasury stock method
    for assumed conversions                 87,511         87,564         87,102
================================================================================
Earnings Per Share of
  Common Stock                            $   2.05       $   2.33       $   2.24
================================================================================
Earnings Per Share of
  Common Stock -
  Assuming Dilution                       $   2.01       $   2.30       $   2.21
================================================================================

         See Note 15 for information regarding the issuance of additional shares of common stock.


60                                   II-33

Sonat Inc. and Subsidiaries


         Executive Award Plan - The Company has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. Commencing in November 1995, the Company has issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control (limited SARs). In November 1995, the Company also issued limited SARs to certain key employees with respect to all of their then outstanding options. No other SARs have been issued since 1990. At December 31, 1997, 161,000 SARs relating to the earlier periods were outstanding. All options granted since December 1992 have 10-year terms and vest and become fully exercisable at the end of five years of continued employment. Options issued after 1992 also contain an acceleration provision dependent upon a specified increase in the Company's stock price. Options granted prior to December 1992 vested over three years and had no accelerated vesting provisions. The Company issued 80,100 shares of restricted stock with a $43 13/16 per share market value to employees during 1997 and 97,000 shares with a $52.00 per share market value during 1996. At December 31, 1997, 173,498 of the 531,800 cumulative restricted shares issued have vested. A new plan was authorized during 1995 which made an additional four million shares available for issuance.

         The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized for the difference between the option price and market value on the measurement date for variable stock option awards and restricted stock grants. No compensation expense is recognized for options the Company issued after 1990 because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

         Stock-based compensation increased pretax income by $2.0 million in 1997 and decreased it by $13.2 million in 1996 and $7.9 million in 1995.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: interest rates (zero-coupon U.S. government issues with a remaining life of six years) of 5.93 percent and 6.10 percent; dividend yields of 2.47 percent and
2.35 percent; volatility factors of the expected market price of the Company's common stock of .266 and .255; and a weighted-average expected life of the options of six years.

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

         The Company's pro forma information follows:

                                         (In Thousands, Except
                                           Per-Share Amounts)
                                 --------------------------------------
Years Ended December 31,           1997           1996           1995
-----------------------------------------------------------------------
Net Income:
   As reported                   $175,920       $201,189       $192,888
   Pro forma                      174,697        198,522        192,843
Earnings Per Share:
   As reported                   $   2.05       $   2.33       $   2.24
   Pro forma                         2.03           2.30           2.24
=======================================================================



                                     II-34                                    61

Notes to Consolidated Financial Statements

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is five years for the awards. However, since all of the 1995 stock option grants vested under an accelerated vesting clause in 1996, the entire remaining cost for that award is reflected in 1996. Because the Company's stock options vest generally over five years and additional awards are typically made each year, the above pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years.

         A summary of the Company's stock option activity and related information follows:

                                      ----------------------------------------------------------------------------------------
Years Ended December 31,                        1997                          1996                         1995
------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted-Avg.                 Weighted-Avg.                 Weighted-Avg.
                                        Options     Exercise Price    Options     Exercise Price    Options     Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding - Beginning of Year        4,178,226        $30.16        4,578,600       $25.24       4,358,820        $23.52
Granted                                  712,400         43.81          633,700        52.00         682,300         32.25
Exercised                               (453,907)        25.69       (1,013,954)       21.58        (450,020)        19.06
Forfeited                                (20,500)        46.90          (20,120)       31.81         (12,500)        27.33
------------------------------------------------------------------------------------------------------------------------------
Outstanding - End of Year              4,416,219         32.74        4,178,226        30.16       4,578,600         25.24
==============================================================================================================================
Exercisable - End of Year              3,217,419         27.38        3,544,526        26.26       2,566,520         21.55
==============================================================================================================================
Shares Authorized for Future Grants    2,884,700                      3,597,100                    4,230,800
==============================================================================================================================
Fair Value of Options
   Granted During the Year            $    12.50                    $     14.87                   $     6.33
==============================================================================================================================

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                      Options Outstanding                               Options Exercisable
                          ----------------------------------------------------------------------------------------
                                         Weighted-Avg.
                             Number        Remaining                                 Number
  Range of Exercise       Outstanding     Contractual         Weighted-Avg.        Exercisable       Weighted-Avg.
       Prices               12/31/97         Life            Exercise Price         12/31/97        Exercise Price
------------------------------------------------------------------------------------------------------------------
$13.625  -  $17.4375         476,624          3.2                $15.75               476,624           $15.75
$21.125  -  $29.125        1,300,380          5.7                 25.51             1,300,380            25.51
$30.00   -  $32.25         1,308,915          6.8                 31.01             1,308,915            31.01
$43.8125 -  $52.00         1,330,300          9.5                 47.62               131,500            52.00
------------------------------------------------------------------------------------------------------------------
                           4,416,219                                                3,217,419
==================================================================================================================

         Directors' Restricted Stock Plan - The Company has a Restricted Stock Plan for non-employee members of the Board of Directors of the Company. Full rights vest over a maximum of five years. The Company did not issue any shares under this plan during 1997 and 1996. At December 31, 1997, 33,460 of the 37,460 cumulative shares granted have vested.

         Treasury Stock - The Company's stock repurchase program has been extended to December 31, 1998, which allows for the repurchase of up to 1,000,000 additional shares of common stock. Shares purchased are being reissued in connection with employee stock options and restricted stock programs.

         Serial Preference Stock - At December 31, 1997 and 1996, there were 10,000,000 shares of $1.00 par value Serial Preference Stock authorized, with none issued.

11 RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

Retirement Plans - Sonat has a trusteed, non-contributory, tax qualified defined benefit retirement plan (the Retirement Plan) covering substantially all employees of the Company. A supplemental benefit plan (the Supplemental Plan) that provides retirement benefits in excess


62                                   II-35

Sonat Inc. and Subsidiaries


of those allowed under the Company's tax qualified retirement plan is also in effect for the Company. Benefits under the plans are based on a combination of years of service and a percentage of compensation. Benefits vest after a period of five years.

         The Company determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. Amounts are being placed in a trust established to provide benefits under the Supplemental Plan. However, this trust is not subject to any funding requirements. At December 31, 1997, this trust had assets with a fair market value of $41.7 million available to pay benefits. These assets are not considered plan assets under SFAS No. 87, Employers' Accounting for Pensions.

         The Company's net periodic pension (income) cost consists of the following components:

                                                 (In Thousands)
                                  ----------------------------------------------
Years Ended December 31,             1997              1996              1995
--------------------------------------------------------------------------------
Service Cost - Benefits
   Earned During
   the Period                     $   7,848         $   8,818         $   5,756
Interest Cost on
   Projected Benefit
   Obligation                        26,858            26,550            25,822
Gain on Assets                     (111,983)          (46,475)          (97,687)
Net Amortization and
   Deferral                          68,686             7,945            61,307
--------------------------------------------------------------------------------
                                  $  (8,591)        $  (3,162)        $  (4,802)
================================================================================

         The change in the net periodic pension income from 1996 to 1997 was primarily attributable to the change in plan assumptions and the growth in plan assets.

         The following table sets forth the assets and liabilities of the plans and the amount of the net pension asset or liability recognized in the Company's Consolidated Balance Sheets:

                                                                                             (In Thousands)
                                                                             ------------------------------------------------
                                                                             Plan with Obligations     Plan with Obligations
                                                                               Less than Assets(1)     in Excess of Assets(2)
                                                                                   December 31,               December 31,
                                                                             ------------------------------------------------
                                                                                1997         1996         1997         1996
------------------------------------------------------------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligations:
   Vested benefit obligations                                                $ 274,768    $ 281,818    $  28,314    $  26,778
   Non-vested benefit obligations                                                8,844        8,149        1,573          532
------------------------------------------------------------------------------------------------------------------------------
   Accumulated benefit obligations                                             283,612      289,967       29,887       27,310
   Effect of projected future salary increases                                  48,704       58,271       10,483       11,277
------------------------------------------------------------------------------------------------------------------------------
   Projected benefit obligations                                               332,316      348,238       40,370       38,587
Plan Assets at Fair Value (3)                                                  550,982      461,299           --           --
------------------------------------------------------------------------------------------------------------------------------
Projected Benefit Obligations (in Excess of) or Less than Plan Assets          218,666      113,061      (40,370)     (38,587)
Unrecognized Net (Assets) or Obligations at Transition (4)                      (9,496)     (11,226)         204          256
Unrecognized Net (Gain) Loss (5)                                              (179,954)     (86,441)       7,387        6,763
Unrecognized Prior Service Cost                                                  3,954        4,853        3,134        3,540
Net Unamortized Deferred Charge from Early Retirement
   Termination Benefits (6)                                                        598          411           --           --
Adjustment Required to Recognize Minimum Pension Liability                          --           --         (242)          --
------------------------------------------------------------------------------------------------------------------------------
Net Pension Asset (Liability) Recognized in the Consolidated Balance Sheets  $  33,768    $  20,658    $ (29,887)   $ (28,028)
==============================================================================================================================

(1) The Retirement Plan.

(2) The Supplemental Plan.

(3) Plan assets consist primarily of debt and equity securities, and investments in equity index and foreign index funds.

(4) Amortization periods for unrecognized net (asset) or obligation at transition are 16.5 years for the Retirement Plan and 15 years for the Supplemental Plan.

(5) Amortization periods for unrecognized net (gain) loss are approximately 15.6 and 15.7 years for the Retirement Plan and 15.2 and 14.2 years for the Supplemental Plan for 1997 and 1996, respectively.

(6) The amortization period for early retirement termination benefits is 10 years for the Retirement Plan.


                                     II-36                                    63

Notes to Consolidated Financial Statements

         The provisions of SFAS No. 87 require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets. At December 31, 1997, an additional liability and intangible asset of $.2 million is reflected in the Company's Consolidated Balance Sheet. There was no amount of additional minimum liability required for 1996.

         The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

                                         ------------------------------
Years Ended December 31,                 1997         1996         1995
-----------------------------------------------------------------------
Weighted Average Discount Rate           7.5%         7.0%         7.0%
Long-Term Rate of Return                 9.5%         9.5%         9.5%
Increase in Future Compensation
   Levels (Composite Rate):
     Retirement and
     Supplemental Plans                  5.0%         5.0%         5.5%
=======================================================================

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

         The annual net periodic cost for postretirement health care and life insurance benefits consists of the following components:

                                                 (In Thousands)
                                     -------------------------------------------
Years Ended December 31,               1997             1996             1995
--------------------------------------------------------------------------------
Service Cost                         $  2,138         $  2,161         $  1,672
Interest Cost                           6,575            6,387            7,409
Return on Plan Assets                  (3,983)          (3,922)          (3,398)
Net Amortization and
   Deferral                             4,690            5,535            5,546
--------------------------------------------------------------------------------
                                     $  9,420         $ 10,161         $ 11,229
================================================================================

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

         The following table sets forth the funded status at December 31, 1997 and 1996, for the Company's postretirement health care and life insurance plans:

                                                    (In Thousands)
                                              ---------------------------
December 31,                                    1997              1996
-------------------------------------------------------------------------
Accumulated Postretirement
   Benefit Obligation:
     Retirees                                 $ 56,664          $ 63,750
     Fully eligible active plan
       participants                              6,962             5,221
     Other active plan participants             19,330            26,056
-------------------------------------------------------------------------
                                                82,956            95,027
Plan Assets at Fair Value(1)                    38,923            32,595
------------------------------------------------------------------------
Accumulated Postretirement
   Benefit Obligation in Excess of
   Plan Assets                                 (44,033)          (62,432)
Unrecognized Transition Obligation              51,994            57,544
Unrecognized Net Gain(2)                       (31,649)          (15,013)
Net Unamortized Deferred Charge
   from Early Retirement
   Termination Benefits                          1,980               288
-------------------------------------------------------------------------
Accrued Postretirement
   Benefit Liability                          $(21,708)         $(19,613)
=========================================================================

(1) Retiree Medical Plan assets are comprised of equity securities, municipal tax exempt bonds and short-term investment funds. Retiree Life Insurance Plan assets are held in an investment account, which consists primarily of fixed income securities.

(2) Amortization periods for unrecognized net gain are 15.1 and 15.4 years for 1997 and 1996, respectively.

         The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

                                     --------------------
Years Ended December 31,             1997     1996   1995
---------------------------------------------------------
Discount Rate                        7.5%    7.0%    7.0%
Long-Term Rate of Return:
   Medical assets                    5.5%    5.5%    5.5%
   Life insurance assets             7.5%    7.5%    7.5%
=========================================================


64                                    II-37

Sonat Inc. and Subsidiaries


         The rate of increase in the per capita costs of covered health care benefits is assumed to be 4.5 percent in 1998 and for all future years. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $9.7 million and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $1.1 million.

12 BUSINESS SEGMENT ANALYSIS

The Company's consolidated financial statements reflect operations in three segments: Exploration and Production, Natural Gas Transmission and Energy Services.

         The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas through its Exploration and Production segment. The oil and gas properties of the Exploration and Production segment are located principally onshore in the Southern coastal states, in various states in the Southwest and Midwest, and in federal waters offshore Louisiana and Texas. It derives the majority of its revenues through sales to Sonat Marketing (included in the Energy Services segment).

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

         The Energy Services segment is engaged primarily in natural gas and electric power marketing for industrial and commercial users, gas distribution companies and gas producers throughout the Gulf Coast, Southeastern, Midwestern and Northeastern United States and development of power systems and power plants.

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



                                     II-38                                    65

Notes to Consolidated Financial Statements

Business Segment Analysis

                                                                               (In Thousands)
                                                               ------------------------------------------------
Years Ended December 31,                                           1997              1996              1995
---------------------------------------------------------------------------------------------------------------
Revenues:
   Exploration and production                                  $   558,456       $   565,654       $   403,488
   Natural gas transmission                                        393,292           398,828           412,327
   Energy services                                               3,723,932         2,592,703         1,249,903
   Other                                                            32,937            44,352            37,122
   Intersegment revenue                                           (533,993)         (562,523)         (348,499)
---------------------------------------------------------------------------------------------------------------
                                                               $ 4,174,624       $ 3,039,014       $ 1,754,341
===============================================================================================================

Depreciation, Depletion and Amortization:
   Exploration and production                                  $   269,336       $   236,419       $   239,167
   Natural gas transmission                                         47,769            48,293            52,274
   Energy services                                                   5,557             1,729               955
   Other, including depreciation of corporate equipment              3,352             1,751             6,318
---------------------------------------------------------------------------------------------------------------
                                                               $   326,014       $   288,192       $   298,714
===============================================================================================================

Operating Profit:
   Exploration and production                                  $   102,945       $   161,893       $    22,967
   Natural gas transmission                                        178,348           165,587           158,329
   Energy services                                                  10,613            10,184             6,510
   Other                                                             5,134             3,981             2,317
---------------------------------------------------------------------------------------------------------------
     Operating profit                                              297,040           341,645           190,123
Corporate Income (Expenses), Net                                       161              (368)           (1,190)
---------------------------------------------------------------------------------------------------------------
     Operating income                                              297,201           341,277           188,933
Equity in Earnings (Losses) of Unconsolidated Affiliates:
   Exploration and production                                          445               408               615
   Natural gas transmission                                         40,525            32,532            37,553
   Energy services                                                     817                 9                (5)
   Other                                                             1,233             1,262             8,095
Other Income, Net                                                    2,511             1,609           142,534
Interest Expense, Net                                              (86,275)          (82,793)          (89,844)
---------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     $   256,457       $   294,304       $   287,881
===============================================================================================================


Revenues from Major Customers

                                                                               (In Thousands)
                                                               ------------------------------------------------
Years Ended December 31,                                           1997              1996              1995
---------------------------------------------------------------------------------------------------------------
Atlanta Gas Light:
   Natural gas transmission                                    $   130,425       $   134,062       $   136,806
   Energy services                                                  51,069            54,191            38,342
---------------------------------------------------------------------------------------------------------------
                                                               $   181,494       $   188,253       $   175,148
===============================================================================================================
Alabama Gas Corporation:
   Natural gas transmission                                    $    48,300       $    38,662       $    40,019
   Energy services                                                  87,994            86,062            50,134
---------------------------------------------------------------------------------------------------------------
                                                               $   136,294       $   124,724       $    90,153
===============================================================================================================




66                                   II-39

Sonat Inc. and Subsidiaries


     Both of the major customers or their affiliates participate with the Company in certain joint venture operations.

     Capital expenditures for unconsolidated affiliates are accounted for on the books of the unconsolidated affiliates and therefore are not reflected in the totals appearing in the Company's Consolidated Financial Statements.

Capital Expenditures by Business Segment

                                                                                  (In Thousands)
                                                                    ---------------------------------------
 Years Ended December 31,                                              1997           1996           1995
 ----------------------------------------------------------------------------------------------------------
 Consolidated:
   Exploration and production (excluding exploratory costs)         $ 539,075      $ 368,423      $ 416,158
   Natural gas transmission                                           144,269        130,417         62,720
   Energy services                                                     10,978          4,736          2,758
   Other                                                                4,496          5,958          5,928
 ----------------------------------------------------------------------------------------------------------
                                                                      698,818        509,534        487,564
 ----------------------------------------------------------------------------------------------------------
 Unconsolidated Affiliates (Company's Portion):
   Exploration and production                                             512            222            723
   Natural gas transmission                                            41,772         15,138        100,489
   Other                                                                  244            490            525
 ----------------------------------------------------------------------------------------------------------
                                                                       42,528         15,850        101,737
 ----------------------------------------------------------------------------------------------------------
                                                                    $ 741,346      $ 525,384      $ 589,301
 ==========================================================================================================

  Identifiable assets by business segment are those assets that are used in the Company's operations in each business. Corporate assets are typically investments, cash and equipment. Included in corporate assets at December 31, 1997, is restricted cash of $116.0 million relating to the merger with Zilkha Energy (see Note 15).

Assets by Business Segment

                                                                        (In Thousands)
                                                            ---------------------------------------
 December 31,                                                  1997           1996           1995
 --------------------------------------------------------------------------------------------------

 Identifiable Assets:
   Exploration and production                              $1,930,752     $1,705,504     $1,592,399
   Natural gas transmission                                 1,187,880      1,181,440      1,285,404
   Energy services                                            752,717        524,768        261,751
   Other                                                       41,911         41,449         37,850
   Adjustments and eliminations                              (157,215)      (156,140)      (103,579)
 --------------------------------------------------------------------------------------------------
                                                            3,756,045      3,297,021      3,073,825
 --------------------------------------------------------------------------------------------------
 Investments in Unconsolidated Affiliates:
   Exploration and production                                   5,679          5,255          4,876
   Natural gas transmission                                   467,453        392,180        368,527
   Energy services                                              5,639          5,457            490
   Other                                                       12,910         11,668         12,188
 --------------------------------------------------------------------------------------------------
                                                              491,681        414,560        386,081
 Corporate Assets                                             183,788         63,078         51,535
 --------------------------------------------------------------------------------------------------
     Total Assets                                          $4,431,514     $3,774,659     $3,511,441
 ==================================================================================================


                                     II-40                                    67

Notes to Consolidated Financial Statements


13  OIL AND GAS OPERATIONS (UNAUDITED)

At December 31, 1997, the Company had interests in oil and gas properties that are located primarily in Texas, Oklahoma, Louisiana, Arkansas, Alabama, and offshore Louisiana and Texas in the Gulf of Mexico. The Company does not own or lease any oil and gas properties outside the United States.


  Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:

Capitalized Costs

                                       (In Thousands)
                                  -----------------------
December 31,                         1997         1996
---------------------------------------------------------
Oil and Gas Properties:
   Proved properties              $2,855,234   $2,461,709
   Unproved properties               135,281      118,031
---------------------------------------------------------
                                   2,990,515    2,579,740
Less Accumulated Depreciation,
   Depletion and Amortization      1,294,854    1,075,016
---------------------------------------------------------
                                  $1,695,661   $1,504,724
=========================================================

  Costs incurred in oil and gas producing activities, whether capitalized or expensed, were as follows:

 Costs Incurred

                                                    (In Thousands)
                                        --------------------------------------
 Years Ended December 31,                  1997           1996          1995
 -----------------------------------------------------------------------------
 Property Acquisition Costs:
   Proved properties                    $   5,578      $  48,118     $ 208,866
   Unproved properties                     57,809         44,623        14,767
 Exploration Costs                         87,870         41,728        12,138
 Development Costs                        397,803        244,008       183,056
 -----------------------------------------------------------------------------
     Total Costs                        $ 549,060      $ 378,477     $ 418,827
 =============================================================================

    Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, and changes in such quantities were as follows:

Reserve Data

                                                           Liquids      Gas    Liquids        Gas     Liquids       Gas
                                                           (MBbls)     (Bcf)   (MBbls)       (Bcf)    (MBbls)      (Bcf)
                                                          ----------------------------------------------------------------
 December 31,                                                     1997                  1996                  1995
 -------------------------------------------------------------------------------------------------------------------------
 Proved (Developed and Undeveloped) Reserves, Net:
   Beginning of year                                       51,437      1,691.6   44,228      1,505.5   31,627      1,367.3
   Revisions of previous estimates                          4,318        147.4    3,106         50.2      998         48.4
   Extensions, discoveries and other additions              7,973        237.2   11,597        295.2    6,774        173.8
   Purchases of reserves in place                             850         20.6    1,536        100.6   16,954        248.1
   Sales of reserves in place                                (433)       (43.7)  (1,724)       (55.1)  (6,656)      (149.0)
   Production                                              (6,376)      (203.3)  (7,306)      (204.8)  (5,469)      (183.1)
 -------------------------------------------------------------------------------------------------------------------------
     End of Year                                           57,769      1,849.8   51,437      1,691.6   44,228      1,505.5
 =========================================================================================================================
 Proved Developed Reserves:
   Beginning of year                                       28,961      1,188.3   25,613      1,060.1   22,269      1,001.0
   End of year                                             36,790      1,354.1   28,961      1,188.3   25,613      1,060.1
 =========================================================================================================================

 MBbls-Thousands of barrels
 Bcf-Billion cubic feet



68                                   II-41

Sonat Inc. and Subsidiaries


  The significant changes to reserves, other than acquisitions, dispositions or production, are due to reservoir performance in existing fields and drilling of additional wells in existing fields. Except for the merger with Zilkha Energy (see Note 15), there were no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 1997.

  Results of operations from producing activities by fiscal year were as follows:

Results of Operations

                                                                 (In Thousands)
                                                     --------------------------------------
Years Ended December 31,                                1997          1996           1995
-------------------------------------------------------------------------------------------
Net Revenues:
  Sales                                              $ 148,567      $ 155,274     $ 175,032
  Affiliated sales                                     409,889        410,380       228,456
-------------------------------------------------------------------------------------------
    Total                                              558,456        565,654       403,488
Production Costs                                       (95,016)       (88,036)      (81,046)
Exploration Expenses                                   (32,164)       (21,669)       (9,065)
Depreciation, Depletion and Amortization              (269,336)      (236,419)     (239,167)
-------------------------------------------------------------------------------------------
                                                       161,940        219,530        74,210
Income Tax Expense                                     (49,498)       (67,454)      (14,730)
-------------------------------------------------------------------------------------------
Results of Operations from Producing
  Activities (Excluding Corporate
  Overhead and Interest Costs)                       $ 112,442      $ 152,076     $  59,480
===========================================================================================

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves follows:

Standardized Measure of Discounted Future Net Cash Flows

                                                                               (In Thousands)
                                                                 ----------------------------------------
December 31,                                                         1997           1996          1995
---------------------------------------------------------------------------------------------------------
Future Cash Inflows                                              $ 5,044,842    $ 7,041,438   $ 3,562,789
Future Production and Development Costs                           (1,584,670)    (1,627,378)   (1,286,074)
Future Income Tax Expenses                                          (784,231)    (1,407,017)     (354,041)
---------------------------------------------------------------------------------------------------------
Future Net Cash Flows                                              2,675,941      4,007,043     1,922,674
10% Annual Discount for Estimated Timing of Cash Flows              (938,593)    (1,313,286)     (611,206)
---------------------------------------------------------------------------------------------------------
Standardized Measure of Discounted Future Net Cash Flows         $ 1,737,348    $ 2,693,757   $ 1,311,468
=========================================================================================================

    For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using realized oil and gas prices for the month of December of each respective year.


                                     II-42                                    69

Notes to Consolidated Financial Statements


NOTE 13 (CONTINUED)

  The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                                              (In Thousands)
                                                                                -----------------------------------------
Years Ended December 31,                                                            1997           1996          1995
-------------------------------------------------------------------------------------------------------------------------
Sales and Transfers of Oil and Gas Produced, Net of Production Costs            $  (463,440)    $ (477,618)    $ (322,442)
Net Changes in Prices and Production Costs                                       (1,475,578)     1,412,485        186,034
Extensions, Discoveries and Improved Recovery, Less Related Costs                   252,907        664,888        176,080
Changes in Estimated Future Development Costs                                       (30,609)           269        (15,362)
Development Costs Incurred During the Period                                        147,209        107,158        103,138
Revisions of Previous Quantity Estimates                                            158,508        125,181         49,129
Accretion of Discount                                                               352,460        145,877        105,288
Net Change in Income Taxes                                                          426,865       (683,539)      (180,223)
Purchases of Reserves in Place                                                       23,628        199,532        333,260
Sales of Reserves in Place                                                          (47,170)      (126,557)      (155,952)
Changes in Production Rates (Timing) and Other                                     (301,189)        14,613        (53,282)
-------------------------------------------------------------------------------------------------------------------------
                                                                                $  (956,409)    $1,382,289     $  225,668
=========================================================================================================================

14 QUARTERLY RESULTS (UNAUDITED)

Selected unaudited quarterly data is shown below:

                                                               (In Thousands, Except Per-Share Amounts)
                                                         -------------------------------------------------------
                                                            1st            2nd            3rd             4th
                                                          Quarter        Quarter        Quarter         Quarter
----------------------------------------------------------------------------------------------------------------
1997 (1)
Revenues                                                 $1,072,143     $  815,304     $1,023,531     $1,263,646
Operating Income                                            106,909         65,469         28,537         96,286
Net Income                                                   66,846         36,223         12,970         59,881
================================================================================================================
Earnings Per Share of Common Stock                       $      .78     $      .42     $      .15     $      .70
================================================================================================================
Earnings Per Share of Common Stock-Assuming Dilution     $      .76     $      .41     $      .15     $      .69
================================================================================================================

1996
Revenues                                                 $  695,604     $  637,330     $  743,796     $  962,284
Operating Income                                             83,231         74,241         75,160        108,645
Net Income                                                   45,569         40,595         48,034         66,991
================================================================================================================
Earnings Per Share of Common Stock                       $      .53     $      .47     $      .56     $      .78
================================================================================================================
Earnings Per Share of Common Stock-Assuming Dilution     $      .52     $      .46     $      .55     $      .76
================================================================================================================

(1) Net income for the third quarter of 1997 includes a charge of $25.4 million, or $.30 per share ($.29 diluted), related to the impairment of certain oil and gas properties.




70                                   II-43

Sonat Inc. and Subsidiaries


15 SUBSEQUENT EVENTS

Debt Issuances and Lines of Credit - In late January 1998, Sonat made two public offerings of Notes pursuant to its shelf registration statement. In one offering, Sonat issued $100 million of 6 5/8 percent Notes due February 1, 2008, at 99.531 percent to yield 6.69 percent. In the other offering, Sonat issued $100 million of 7 percent Notes due February 1, 2018, at 99.787 percent to yield
7.02 percent. The net proceeds from the offerings were used for general corporate purposes, including capital expenditures, working capital and repayment of debt.

  Also in late January 1998, Sonat completed a new 364-day $700 million revolving credit facility with 20 banks. In connection with this new facility the Company terminated existing lines of credit providing for up to $200 million of borrowings.

  Zilkha Energy Merger - On January 30, 1998, following a special shareholders' meeting, the Company completed the merger with Zilkha Energy Company. Immediately thereafter Zilkha Energy's name was changed to Sonat Exploration GOM Inc. Under the terms of the merger, to be accounted for as a pooling of interests, the Company exchanged approximately 24.2 million common shares for all the outstanding shares of Zilkha Energy. Zilkha Energy was a privately owned exploration and production company. It operates in the shallow waters of the Gulf of Mexico where it has accumulated the industry's largest net leasehold position in the shallow-water area.

  The financial position and results of operations of the Company and Zilkha Energy will be combined in fiscal year 1998, retroactive to January 1, 1998. In addition, all prior periods presented will be restated to give effect to the merger.

  The following unaudited pro forma data summarizes the combined operating results of the Company and Zilkha Energy as if the merger had occurred at the beginning of the periods presented.



Condensed Combined Statements of Income

                                                            (In Thousands, Except Per-Share Amounts)
                                                           -----------------------------------------
Years Ended December 31,                                      1997            1996           1995
----------------------------------------------------------------------------------------------------
Revenues                                                   $4,371,902      $3,204,199     $1,902,630
Net Income                                                 $   87,412      $  237,834     $  204,236
Earnings Per Share of Common Stock                         $      .79      $     2.15     $     1.85
Earnings Per Share of Common Stock-Assuming Dilution       $      .78      $     2.13     $     1.84
====================================================================================================




                                     II-44                                    71

SELECTED CONSOLIDATED FINANCIAL DATA

Sonat Inc. and Subsidiaries

                                                                            (In Millions, Except Per-Share Amounts)
                                                         -------------------------------------------------------------------------
                                                            1997            1996           1995             1994            1993
----------------------------------------------------------------------------------------------------------------------------------
Revenues (1)                                             $4,174.6        $3,039.0        $1,754.3         $1,407.2       $ 1,562.9
Costs and Expenses (1)                                    3,877.4         2,697.7         1,565.4          1,237.8         1,330.0
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                            297.2           341.3           188.9            169.4           232.9
Other Income, Net (2)                                        45.5            35.8           188.8             60.7           182.1
Interest Expense, Net                                       (86.3)          (82.8)          (89.8)           (72.9)          (47.3)
-----------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before
  Extraordinary Item and Income Taxes                       256.4           294.3           287.9            157.2           367.7
Income Taxes                                                 80.5            93.1            95.0             15.8           102.7
----------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before
  Cumulative Effect of
  Accounting Changes                                        175.9           201.2           192.9            141.4           265.0
Income(Loss) from Discontinued Operations (3)                --              --              --               --              --
Extraordinary Loss, Net of Tax (4)                           --              --              --               --              (3.8)
Cumulative Effect of Change in Method of
  Accounting for Income Taxes                                --              --              --               --              --
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $  175.9        $  201.2        $  192.9         $  141.4       $   261.2
==================================================================================================================================
Earnings Per Share from Continuing
  Operations before Extraordinary Item                   $   2.05        $   2.33        $   2.24         $   1.62       $    3.05
Earnings Per Share                                       $   2.05        $   2.33        $   2.24         $   1.62       $    3.01
Earnings Per Share from Continuing Operations before
   Extraordinary Item-Assuming Dilution                  $   2.01        $   2.30        $   2.21         $   1.61       $    3.02
Earnings Per Share-Assuming Dilution                     $   2.01        $   2.30        $   2.21         $   1.61       $    2.98
Weighted Average Shares Outstanding (thousands)            85,941          86,211          86,270           87,119          86,703
Weighted Average Shares Outstanding-Assuming
  Dilution (thousands)                                     87,511          87,564        $ 87,102           88,070          87,614
Dividends Paid Per Share                                 $   1.08        $   1.08        $   1.08         $   1.08       $    1.04
==================================================================================================================================
Assets                                                   $4,431.5        $3,774.7        $3,511.4         $3,530.7       $ 3,214.0
Debt Maturing within One Year                            $  457.7        $  211.7        $  237.7         $  219.3       $   232.9
Long-Term Debt                                            1,042.8           872.3           770.3            963.4           741.2
Stockholders' Equity                                      1,635.4         1,584.4         1,482.6          1,391.9         1,363.2
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                     $3,135.9        $2,668.4        $2,490.6         $2,574.6       $ 2,337.3
==================================================================================================================================


(1) The 1993-1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.

(2) In June 1993, the Company reduced its ownership of Sonat Offshore from 100 percent to 40 percent. In July 1995, the Company disposed of its remaining shares of Sonat Offshore common stock.

(3) Discontinued operations include the measurement-while-drilling business as of 1991 and the marine transportation business in 1987.

(4) In March 1993, the Company recognized a loss on the redemption of the Company's 7 1/4 Percent Zero Coupon, Subordinated Convertible Notes, which were due September 6, 2005.


72                                   II-45

Sonat Inc. and Subsidiaries

                                                                    (In Millions, Except Per-Share Amounts)
                                                ------------------------------------------------------------------------------------
                                                   1992          1991           1990            1989          1988           1987
------------------------------------------------------------------------------------------------------------------------------------
Revenues (1)                                    $1,484.4      $ 1,421.0      $ 1,356.9       $1,659.2      $ 1,277.3      $ 1,344.9
Costs and Expenses (1)                           1,273.3        1,217.5        1,192.2        1,481.4        1,142.4        1,176.5
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                   211.1          203.5          164.7          177.8          134.9          168.4
Other Income, Net (2)                               22.0           14.7           69.8           47.1           12.5           41.5
Interest Expense, Net                              (96.3)        (117.7)        (102.6)         (75.2)         (54.4)         (54.6)
-----------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before
  Extraordinary Item and Income Taxes              136.8          100.5          131.9          149.7           93.0          155.3
Income Taxes                                        35.8           22.6           40.7           54.1           40.5           85.2
-----------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before
  Cumulative Effect of
  Accounting Changes                               101.0           77.9           91.2           95.6           52.5           70.1
Income(Loss) from Discontinued Operations (3)      111.4          (11.9)           2.7           (2.0)           2.2           24.9
Extraordinary Loss, Net of Tax (4)                    -              -              -              -              -              -
Cumulative Effect of Change in Method of
  Accounting for Income Taxes                         -              -              -              -            13.1             -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                      $  212.4      $    66.0      $    93.9       $   93.6      $    67.8      $    95.0
===================================================================================================================================
Earnings Per Share from Continuing
  Operations before Extraordinary Item          $   1.17      $     .91      $    1.07       $   1.17      $     .65      $     .86
Earnings Per Share                              $   2.47      $     .77      $    1.10       $   1.15      $     .84      $    1.17
Earnings Per Share from Continuing Operations
  before Extraordinary Item-Assuming Dilution   $   1.17      $     .91      $    1.06       $   1.17      $     .65      $     .86
Earnings Per Share-Assuming Dilution            $   2.47      $     .77      $    1.09       $   1.15      $     .83      $    1.17
Weighted Average Shares Outstanding (thousands)   85,945         85,771         85,612         81,683         81,238         81,091
Weighted Average Shares Outstanding-Assuming
  Dilution (thousands)                            86,142         86,084         85,915         81,898         81,326         81,305
Dividends Paid Per Share                        $   1.00      $    1.00      $    1.00       $   1.00      $    1.00      $    1.00
===================================================================================================================================
Assets                                          $3,165.3      $ 3,208.5      $ 3,045.1       $2,892.3      $ 2,969.5      $ 3,074.4
Debt Maturing within One Year                   $   20.1      $    79.2      $    63.1       $  155.9      $    50.4      $   225.6
Long-Term Debt                                   1,175.7        1,315.1        1,094.0          929.5          859.4          824.8
Stockholders' Equity                             1,172.3        1,042.7        1,060.5        1,035.3        1,010.2        1,023.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                            $2,368.1      $ 2,437.0      $ 2,217.6       $2,120.7      $ 1,920.0      $ 2,073.4
===================================================================================================================================


                                     II-46                                    73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Sonat has not had a change in accountants within twenty-four months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Sonat required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in the Proxy Statement of Sonat Inc. dated as of March 21, 1998 (the "Proxy Statement"), which information is hereby incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to this report on Form 10-K. Information regarding the executive officers of Sonat is presented following Item 4 of this report, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K is presented on pages 1 and 2 of in the Proxy Statement, which information is hereby incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to this report on Form 10-K.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors.........  II-18
  Consolidated Balance Sheets at December 31, 1997 and
     1996...................................................  II-19
  Consolidated Statements of Income for the years ended
     December 31, 1997, 1996, and 1995......................  II-21
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1997, 1996, and
     1995...................................................  II-22
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996, and 1995......................  II-23
  Notes to Consolidated Financial Statements................  II-24

  2. FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              -----
Included in Part IV of this report:
  Consolidated Financial Statements of Citrus Corp.
     (50-percent-owned joint venture) at December 31, 1997
     listed on Page IV-7  ..................................  IV-7

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

                INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
   4.1    Rights Agreement dated as of January 8, 1996, between Sonat
          Inc. and Chemical Mellon Shareholder Services, L.L.C., as
          Rights Agent, with exhibits, and (1) Amendment No. 1 dated as of November 22, 1998, filed as Exhibit 99 to Form 8-A of
          Sonat Inc. dated January 10, 1996, except (1), which was filed as Exhibit 4.1 to Form 8-K of Sonat Inc. dated January
          30, 1998

---------------

(1) Sonat will furnish to requesting security holders any exhibit on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be made in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202.

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
   4.2    Registration Rights Agreement, dated as of January 30, 1998, by and between Sonat Inc., Selim K. Zilkha, Michael Zilkha, the Selim K. Zilkha Trust and the Selim K. Zilkha (1996)
          Annuity Trust, filed as Exhibit 10.1 to Form 8-K of Sonat
          Inc. dated January 30, 1998
   4.3    Form of Indenture dated June 1, 1986, from Sonat Inc. to
          Manufacturers Hanover Trust Company, Trustee, as amended by
          (1) First Supplemental Indenture dated June 1, 1995, between
          Sonat Inc. and Chemical Bank, successor by merger to
          Manufacturers Hanover Trust Company, as Trustee, filed as
          Exhibit 4-(1) to Amendment No. 1 to Registration No. 33-5947
          dated June 4, 1986, except (1), which was filed as Exhibit
          4-(1) to Form 8-K of Sonat Inc. dated June 6, 1995
   4.4    Specimen Note of Sonat Inc. for the $200 million 6 7/8%
          Notes due June 1, 2005, issued under Registration Statement
          No. 33-62166, filed as Exhibit 4-(2) to Form 8-K of Sonat
          Inc. dated June 6, 1995
   4.5    Specimen Note of Sonat Inc. for the $100 million 9 1/2%
          Notes due August 15, 1999, issued under Registration
          Statement No. 33-5947, filed as Exhibit 4-2(c) to Form 10-K of Sonat Inc. for the year 1996
   4.6    Specimen Note of Sonat Inc. for the $100 million 9% Notes
          due May 1, 2001, issued under Registration Statement No.
          33-5947, filed as Exhibit 4-(2) to Form 8-K of Sonat Inc.
          dated April 30, 1991
   4.7    Specimen Note of Sonat Inc. for the $100 million 6.75% Notes due October 1, 2007, issued under Registration Statement No.
          33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc.
          dated September 25, 1997
   4.8    Specimen Note of Sonat Inc. for the $100 million 6 5/8%
          Notes due February 1, 2008, issued under Registration
          Statement No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc. dated January 27, 1998
   4.9    Specimen Note of Sonat Inc. for the $100 million 7% Notes
          due February 1, 2018, issued under Registration Statement
          No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat
          Inc. dated January 29, 1998
   4.10   Form of Indenture dated June 1, 1987, from Southern Natural
          Gas Company to Manufacturers Hanover Trust Company, Trustee,
          as amended by (1) First Supplemental Indenture, dated as of
          September 30, 1997, between Southern Natural Gas Company and
          The Chase Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company), filed as
          Exhibit 4-(1) to Registration No. 33-47266 of Southern
          Natural Gas Company dated April 16, 1992, except (1) which was filed as Exhibit 4-(2) to Form 8-K of Southern Natural
          Gas Company dated September 25, 1997
   4.11   Specimen Note of Southern Natural Gas Company for the $100
          million 8 7/8% Notes due February 15, 2001, issued under
          Registration Statement 33-16190, filed as Exhibit 4-(2) to
          Form 8-K of Southern Natural Gas Company dated February 7,
          1991
   4.12   Specimen Note of Southern Natural Gas Company for the $100
          million 7.85% Notes due January 15, 2002, issued under
          Registration Statement 33-16190, filed as Exhibit 4-(2) to
          Form 8-K of Southern Natural Gas Company dated January 14,
          1992
   4.13   Specimen Note of Southern Natural Gas Company for the $100
          million 8 5/8% Notes due May 1, 2002, issued under
          Registration Statement 33-47266, filed as Exhibit 4.3(d) to
          Form 10-K of Sonat Inc. for the year 1996
   4.14   Specimen Note of Southern Natural Gas Company for the $100
          million 6.70% Notes due October 1, 2007, issued under
          Registration Statement 33-47266, filed as Exhibit 4-(3) to
          Form 8-K of Southern Natural Gas Company dated September 25,
          1997

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
   4.15   $400 Million Note Agreement dated November 3, 1986, between
          Citrus Corp. and the Purchasers named therein, filed as
          Exhibit 4-(5) to Form 10-K of Sonat Inc. for the year 1990
   4.16   Credit Agreement dated as of June 1, 1996, among Sonat Inc., the Banks named therein, and The Chase Manhattan Bank
          (National Association), and Morgan Guaranty Trust Company of
          New York, as Co-Agents, filed as Exhibit 4 to Form 10-Q of
          Sonat Inc. for the quarter ended June 30, 1996
   4.17   Credit Agreement dated as of January 26, 1998, among Sonat
          Inc., the Banks named therein, and The Chase Manhattan Bank,
          Morgan Guaranty Trust Company of New York, and SunTrust
          Bank, Atlanta, as Agents, filed herewith
   4.18   Certificate of Designations of Series A Participating
          Preference Stock of Sonat Inc. dated January 8, 1996, as
          filed with the Secretary of State of the State of Delaware
          January 16, 1996, filed as Exhibit 4.6 to Form 10-K of Sonat
          Inc. for the year 1995

                        COMPENSATION PLANS AND MANAGEMENT CONTRACTS
  10.1    Supplemental Benefit Plan of Sonat Inc. as Amended and
          Restated effective January 1, 1995, and (1) amendment dated
          December 1, 1995, filed as Exhibit 10.1 to Form 10-K of
          Sonat Inc. for the year 1996
  10.2 Executive Award Plan of Sonat Inc. as Amended and Restated as of December 1, 1995, (corrected on December 4, 1996), and
          (1) amendment dated December 6, 1996, filed as Exhibit 10.2 to Form 10-K of Sonat Inc. for the year 1996
  10.3    Restricted Stock Plan for Directors of Sonat Inc. (as
          Amended and Restated as of February 26, 1998), filed herewith
  10.4    Performance Award Plan of Sonat Inc. effective as of January
          27, 1994, and (1) amendment dated December 1, 1995, filed as
          Exhibit 10-(7) to Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.7 to Form 10-K of Sonat Inc. for the year 1995
  10.5    Cash Bonus Plan of Sonat Inc. effective as of January 27,
          1994, and (1) amendment dated December 1, 1995, filed as
          Exhibit 10-(8) to Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.8.to Form 10-K of Sonat Inc. for the year 1995
  10.6    Sonat Inc. Retirement Plan for Directors as Amended and
          Restated as of December 2, 1994, and (1) amendment dated
          December 1, 1995, filed as Exhibit 10.9 to Form 10-K of
          Sonat Inc. for the year 1994, except (1), which was filed as
          Exhibit 10.9 to Form 10-K of Sonat Inc. for the year 1995
  10.7 Executive Severance Agreement dated December 1, 1995, between Sonat Inc. and William A. Smith and schedule identifying substantially identical Executive Severance
          Agreements between Sonat Inc. and other parties, filed herewith
  10.8 Executive Severance Agreement as amended and restated as of January 22, 1998, between Sonat Inc. and Ronald L. Kuehn,
          Jr., filed herewith
  10.9 Executive Severance Agreement as amended and restated as of January 22, 1998, between Sonat Inc. and Donald G. Russell, filed herewith
  10.10   Directors' Fees Deferral Plan of Sonat Inc. as Amended and
          Restated as of January 1, 1997, filed herewith

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
  10.11   Indemnity Agreement dated December 4, 1987, between Sonat
          Inc. and Ronald L. Kuehn, Jr. and schedule identifying
          substantially identical indemnity agreements between Sonat
          Inc. and other directors of Sonat Inc. and (1) Indemnity
          Agreement dated September 1, 1994, between Sonat Inc. and
          Adrian M. Tocklin, (2) Indemnity Agreement dated September
          22, 1994, between Sonat Inc. and Donald G. Russell, (3)
          Indemnity Agreement dated November 1, 1995, between Sonat
          Inc. and Max L. Lukens, (4) Indemnity Agreement dated
          January 30, 1998, between Sonat Inc. and Michael S. Zilkha, and (5) Indemnity Agreement dated January 30, 1998, between
          Sonat Inc. and Selim K. Zilkha, filed as Exhibit 10-(11) to
          Form 10-K of Sonat Inc. for the year 1992, except (1), which was filed as Exhibit 10.3 to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1994, (2), which was filed as
          Exhibit 10.4 to Form 10-Q of Sonat Inc. for the quarter
          ended September 30, 1994, (3), which was filed as Exhibit
          10.12 to Form 10-K of Sonat Inc. for the year 1995, and (4)
          and (5) which are filed herewith
  10.12   Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Section 415 Retirement Plan
          Benefits and Vesting Benefits under the Supplemental Benefit
          Plan and Early Retirement Benefits under the Executive
          Severance Agreements, filed as Exhibit 10-(5) to Form 10-K of Sonat Inc. for the year 1991
  10.13   Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Section 415 Stock Purchase Plan
          Benefits under the Supplemental Benefit Plan, filed as
          Exhibit 10-(16) to Form 10-K of Sonat Inc. for the year 1991
  10.14   Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Benefits under the Retirement Plan for Directors, filed as Exhibit 10-(17) to Form 10-K of
          Sonat Inc. for the year 1991
  10.15   Form of Sonat Inc. Executive Life Insurance Program Split
          Dollar Agreement, Collateral Assignment Agreement, and
          Program Description, each dated as of July 1, 1990, with (1)
          schedule identifying the persons participating in such
          Programs, filed as Exhibit 10-(20) to Form 10-K of Sonat
          Inc. for the year 1990, except (1), which is filed herewith
  10.16   Sonat Inc. Deferred Compensation Plan -- Plan Summary dated
          November 1997, filed herewith

                                           OTHER MATERIAL CONTRACTS
  10.17   Capital Stock Agreement among Sonat Inc., Enron Corp.,
          Houston Natural Gas Corporation, and Citrus Corp. dated June
          30, 1986, filed as Exhibit 10-(26) to Form 10-K of Sonat
          Inc. for the year 1991
  10.18   Standby Note Purchase Agreement among Sonat Inc., Credit
          Lyonnais New York Branch, as Administrative Agent for the
          Banks party to the Revolving Credit Agreement with Citrus
          Corp., and Citrus Corp. dated December 23, 1993, and the
          $300 Million Revolving Credit Agreement dated as of December
          23, 1993, among Citrus Corp., as Borrower, and The Banks
          named therein, as Banks, and Credit Lyonnais New York Branch and The Toronto-Dominion Bank, as Managing Agents, to which the Standby Note Purchase Agreement applies, filed as
          Exhibit 10-(23) to Form 10-K of Sonat Inc. for the year 1993
 OTHER EXHIBITS
  12      Computation of Ratio of Earnings to Fixed Charges, filed
          herewith
  21      Subsidiaries of Sonat Inc., filed herewith
  22      Proxy Statement of Sonat Inc. dated as of March 21, 1998
          which is not to be deemed "filed" as part of this Form 10-K, except to the extent incorporated by reference under Items
          10, 11, 12 and 13 of Part III of this Form 10-K, filed
          herewith
  23.1    Consent of Ernst & Young LLP, Independent Auditors, dated
          March 23, 1998, filed herewith
  23.2    Consent of William M. Cobb & Associates, Inc., Independent
          Petroleum Engineers, dated March 23, 1998, filed herewith.

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
  24      Powers of Attorney authorizing Ronald L. Kuehn, Jr.; Thomas
          W. Barker, Jr.; James E. Moylan, Jr.; William A. Smith; and
          John C. Griffin to sign the Sonat Inc. Annual Report on Form
          10-K for the fiscal year ended December 31, 1997, on behalf of certain directors and officers of the registrant, filed herewith
  27.1    Financial Data Schedule for the period ended December 31,
          1997, filed herewith, electronically only
  27.2    Financial Data Schedule for the period ended December 31,
          1996, filed herewith, electronically only
  27.3    Financial Data Schedule for the period ended December 31,
          1995, filed herewith, electronically only

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

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on November 24, 1997, reporting certain information under Item 5 with respect to the Agreement and Plan of Merger between Sonat Inc. and Zilkha Energy Company pursuant to which a wholly owned subsidiary of the Company would merger into Zilkha Energy Company in a share-for-share exchange and furnishing certain related exhibits under Item 7

     The Company filed a report on Form 8-K on January 22, 1998, reporting certain information under Item 5 with respect to the issuance of the Company's press release relating to its 1997 results of operations

     The Company filed a report on Form 8-K on January 30, 1998, reporting certain information under Item 5 with respect to the issuance and sale by the Company of $100,000,000 aggregate principal amount of 6 5/8% Notes due February 1, 2008 and furnishing certain related exhibits under Item 7

     The Company filed a report on Form 8-K on February 2, 1998, reporting certain information under Item 5 with respect to the issuance and sale by the Company of $100,000,000 aggregate principal amount of 7% Notes due February 1, 2018 and furnishing certain related exhibits under Item 7

     The Company filed a report on Form 8-K on February 5, 1998, reporting certain information under Item 5 with respect to the acquisition and disposition of assets and furnishing certain related exhibits under Item 7

     (c) Exhibits

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

Dated: March 26, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
(i) Principal Executive Officer:

              /s/ RONALD L. KUEHN, JR.                 Chairman of the Board,           March 26, 1998
-----------------------------------------------------    President and Chief Executive
               (RONALD L. KUEHN, JR.)                    Officer

(ii) Principal Financial and Accounting Officer:

              /s/ JAMES E. MOYLAN, JR.                 Senior Vice President and Chief  March 26, 1998
-----------------------------------------------------    Financial Officer
               (JAMES E. MOYLAN, JR.)

(iii) Directors:*

      WILLIAM O. BOURKE                                  JEROME J. RICHARDSON
      RONALD L. KUEHN, JR.                               DONALD G. RUSSELL
      ROBERT J. LANIGAN                                  ADRIAN M. TOCKLIN
      MAX L. LUKENS                                      JAMES B. WILLIAMS
      CHARLES MARSHALL                                   JOE B. WYATT
      BENJAMIN F. PAYTON                                 MICHAEL S. ZILKHA
      JOHN J. PHELAN, JR.                                SELIM K. ZILKHA

* Signed on behalf of each of these persons and on his behalf:

By:               /s/ WILLIAM A. SMITH
   --------------------------------------------------
   WILLIAM A. SMITH
   EXECUTIVE VICE PRESIDENT AND GENERAL COUNSEL AS
   AUTHORIZED BY CERTAIN POWERS OF ATTORNEY DATED
   FEBRUARY 26 AND 28, 1998, ALL OF WHICH ARE FILED
               HEREWITH AS EXHIBIT 24

                          CITRUS CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS




REPORT OF INDEPENDENT AUDITORS                                                              PAGE NO.
------------------------------                                                              --------
   Report of Independent Auditors                                                             IV-8

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

   Consolidated Balance Sheets - Assets                                                       IV-9
   Consolidated Balance Sheets - Liabilities and Stockholders' Equity                         IV-10
   Consolidated Statements of  Income and Retained Earnings                                   IV-11
   Consolidated Statements of Cash Flows                                                      IV-12
   Notes to Consolidated Financial Statements                                                 IV-13

                         Report of Independent Auditors


Board of Directors
Citrus Corp.

We have audited the accompanying consolidated balance sheets of Citrus Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrus Corp. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    /s/ Ernst & Young LLP

                                    Ernst & Young LLP



Birmingham, Alabama
February 27, 1998

                          CITRUS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



-----------------------------------------------------------------------------------------
                                                                       December  31,
                                                               --------------------------
(In Thousands)                                                    1997            1996
-----------------------------------------------------------------------------------------
ASSETS
     Current Assets
         Cash and cash equivalents                             $   17,274      $   16,063

         Trade and other receivables
              Customers, net                                       43,724          69,599
              Affiliated companies                                     28              98

         Contract reformation costs, net                               --           7,078

         Commodity adjustment costs                                 5,399           5,519

         Materials and supplies                                     2,730           2,557

         Other                                                     11,582           6,200
                                                               --------------------------

              Total Current Assets                                 80,737         107,114
                                                               --------------------------

     Deferred Charges
         Unamortized debt expense                                   6,241           7,356
         Commodity adjustment costs                                29,419          34,698
         Other                                                     32,011          42,847
                                                               --------------------------

              Total Deferred Charges                               67,671          84,901
                                                               --------------------------

     Property, Plant and Equipment, at cost                     2,810,061       2,790,210
         Less - accumulated depreciation and amortization         463,938         428,172
                                                               --------------------------

              Net Property, Plant and Equipment                 2,346,123       2,362,038
                                                               --------------------------

TOTAL ASSETS                                                   $2,494,531      $2,554,053


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CITRUS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------
                                                               December  31,
                                                        --------------------------
(In Thousands, Except Share Data)                           1997            1996
----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities

         Notes payable to banks                         $   20,000      $   15,000

         Long-term debt due within one year                 44,250         100,000

         Accounts payable
              Trade                                         26,650          29,351
              Affiliated companies                          13,857          28,920

         Accrued liabilities
              Interest                                      16,996          18,296
              Other taxes                                    6,662           4,695

         TCR deferred revenues                                  --           6,256

         Other                                               5,066           8,710
                                                        --------------------------

              Total Current Liabilities                    133,481         211,228
                                                        --------------------------

     Long-Term Debt                                        980,750       1,025,000
                                                        --------------------------

     Deferred Credits
         Deferred income taxes                             483,190         474,569
         Other                                              32,784          33,516
                                                        --------------------------

              Total Deferred Credits                       515,974         508,085
                                                        --------------------------

     Commitments and Contingencies (Notes 8 and 9)

     Stockholders' Equity
         Common stock, $1 par value; 1,000 shares
              authorized, issued and outstanding                 1               1
         Additional paid-in capital                        634,271         634,271
         Retained earnings                                 230,054         175,468
                                                        --------------------------

              Total Stockholders' Equity                   864,326         809,740
                                                        --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $2,494,531      $2,544,053

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CITRUS CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS



------------------------------------------------------------------------------------------------
                                                                Years Ended December 31,
                                                       -----------------------------------------
(In Thousands)                                            1997            1996           1995
------------------------------------------------------------------------------------------------
Revenues
     Gas sales                                         $ 426,559       $ 444,623       $ 377,218
     Gas transportation and other, net                   308,843         324,712         305,169
                                                       -----------------------------------------


                                                         735,402         769,335         682,387
                                                       -----------------------------------------

Costs and Expenses
     Natural gas purchased                               416,953         428,842         362,635
     Operations and maintenance                           82,653          74,413          79,880
     Depreciation                                         26,103          26,651          22,850
     Amortization                                         34,367          56,912          58,377
     Taxes - other than income taxes                      24,717          20,160          14,767
                                                       -----------------------------------------

                                                         584,793         606,978         538,509
                                                       -----------------------------------------

Operating Income                                         150,609         162,357         143,878
                                                       -----------------------------------------

Other Income (Expense)
     Interest expense, net                               (93,471)        (97,363)        (98,887)
     Allowance for funds used during construction            599            (153)         42,804
     Other, net                                           14,309           5,437            (351)
                                                       -----------------------------------------

                                                         (78,563)        (92,079)        (56,434)
                                                       -----------------------------------------

Income Before Income Taxes                                72,046          70,278          87,444

Income Tax Expense                                        17,460          27,240          33,818
                                                       -----------------------------------------

Net Income                                                54,586          43,038          53,626

Retained Earnings, Beginning of Year                     175,468         132,430          78,804
                                                       -----------------------------------------

Retained Earnings, End of Year                         $ 230,054       $ 175,468       $ 132,430

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CITRUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------
                                                                    Years Ended December 31,
                                                           -----------------------------------------
(In Thousands)                                                1997            1996           1995
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

     Net income                                            $  54,586       $  43,038       $  53,626

     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities
         Depreciation and amortization                        60,470          83,563          81,227
         Deferred income taxes                                 8,621           8,539          21,780
         Allowance for funds used during construction           (599)            153         (42,804)
         Gain on sale of assets                                 (504)         (7,387)             --

     Changes in assets and liabilities
         Trade and other receivables                          25,945          (6,963)        (16,301)
         Materials and supplies                                 (173)           (178)           (424)
         Accounts payable                                    (17,764)          7,380         (12,199)
         Accrued liabilities                                     667            (543)         (1,005)
         Other current assets and liabilities                 (9,026)         (2,547)        (12,639)

     Contract reformation settlements and adjustments         (1,826)         (4,931)         (3,917)
     Other, net                                               12,244          (2,225)        (18,587)
                                                           -----------------------------------------

Net Cash Provided by Operating Activities                    132,641         117,899          48,757
                                                           -----------------------------------------

Cash Flows From Investing Activities
     Additions to property, plant and equipment              (31,261)        (29,000)       (208,627)
     Allowance for funds used during construction                599            (153)         42,804
     Net proceeds from sale of assets                            504           7,387              --
Disposition of property, plant and equipment, net                (16)          3,081             883
                                                           -----------------------------------------

Net Cash Used in Investing Activities                        (30,174)        (18,685)       (164,940)
                                                           -----------------------------------------

Cash Flows From Financing Activities
     Short-term bank borrowings, net                           5,000         (55,000)         70,000
     Payment on long-term debt                              (100,000)             --              --
     TCR remittances                                          (6,256)        (31,136)        (28,900)
                                                           -----------------------------------------

Net Cash Provided by (Used in) Financing Activities         (101,256)        (86,136)        (41,100)
                                                           -----------------------------------------

Increase (Decrease) in Cash and Cash Equivalents               1,211          13,078         (75,083)

Cash and Cash Equivalents, Beginning of Year                  16,063           2,985          78,068
                                                           -----------------------------------------

Cash and Cash Equivalents, End of Year                     $  17,274       $  16,063       $   2,985

--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

Additional cash flow information:
The Company made the following interest and income tax payments:

        Interest paid                                   $ 103,363       $ 106,206       $ 106,224
        Income taxes paid                                   9,708          20,766          14,160

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

                  ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES - To manage the risks of price fluctuations, Trading, from time to time, has entered into swap agreements in certain energy products. All related gains and losses are recognized currently in income as adjustments to costs and expenses. Trading uses the settlement method of accounting for its commodity swaps. Commodity swaps are settled monthly and gains and losses are recognized immediately. The effects of commodity swaps, none of which has been material for any of the periods presented, are recorded as an adjustment to natural gas purchased.

                  ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - The allowance for funds used during construction consists, in general, of the net cost of borrowed and equity funds used for construction purposes and a reasonable rate on other funds when so used (the AFUDC rate). The allowance is determined by applying the AFUDC rate to construction work orders. Capitalization begins at the time the Company begins the continuous accumulation of costs in a construction work order on a planned progressive basis and ends when the facilities are placed in service.

                          CITRUS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)      SIGNIFICANT ACCOUNTING POLICIES  (continued)

                  DEPRECIATION, AMORTIZATION AND MAINTENANCE POLICIES - The Company amortizes that portion of its investment in Transmission and other subsidiaries which is in excess of historical cost (acquisition adjustment) on a straight-line basis at an annual rate of 1.9% based upon the estimated remaining useful life of the pipeline system. Transmission has provided for depreciation of assets on a straight-line basis at an annual composite rate of 1.42%, 1.45% and 1.41% for 1997, 1996 and 1995, respectively. Depreciation rates are based on the estimated useful lives of the individual assets.

                  In 1994, Trading entered into an agreement with a major customer, which provides significant future benefits over previous gas sales contracts. The agreement required Trading to make approximately $55 million in deposits on the customers' behalf over sixteen months. Trading is amortizing the total amounts paid on a volumetric basis over the term of the new agreement. Amortization of these payments is included in depreciation and amortization expense.

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

                  RECLASSIFICATIONS - Certain amounts in the consolidated financial statements have been reclassified in 1996 and 1995 to conform with the 1997 presentation.

                          CITRUS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

                  Long-term debt outstanding at December 31, 1997 and 1996 was as follows (in thousands):

                                                1997            1996
                                             ----------      ----------
Citrus Corp.
  11.10% Notes due 1998-2006                 $  175,000      $  175,000
  8.49% Notes due 2007-2009                      90,000          90,000
                                             ----------      ----------
                                                265,000         265,000
                                             ----------      ----------
Transmission
  7.75% Notes                                        --         100,000
  9.30% Notes due 1998                           25,000          25,000
  8.14% Notes due 1999                          200,000         200,000
  9.75% Notes due 1999-2008                      65,000          65,000
  8.63% Notes due 2004                          250,000         250,000
  10.11% Notes due 2009-2013                     70,000          70,000
  9.19% Notes due 2005-2024                     150,000         150,000
                                             ----------      ----------
                                                760,000         860,000
                                             ----------      ----------

Total Outstanding                             1,025,000       1,125,000
Less Long-Term Debt Due Within One Year          44,250         100,000
                                             ----------      ----------
                                             $  980,750      $1,025,000
                                             ==========      ==========

                  Annual maturities and sinking fund requirements on long-term debt outstanding as of December 31, 1997 were as follows (in thousands):

                  Year                                         Amount
                  ----                                      ----------
                  1998                                      $   44,250
                  1999                                         225,750
                  2000                                          25,750
                  2001                                          25,750
                  2002                                          25,750
                  Thereafter                                   677,750
                                                            ----------
                                                            $1,025,000
                                                            ==========

                  The Company has a note agreement that contains certain restrictions, which among other things limit the incurrence of additional debt, the sale of assets and the payment of dividends. The agreements relating to Transmission's promissory notes include, among other things, restrictions as to the payment of dividends.

                  The Company had no committed lines of credit at December 31, 1997. Transmission has a committed line of credit of $70.0 million of which $20.0 million was outstanding with a rate of 6.30% at December 31, 1997, and uncommitted facilities for up to $50.0 million, which were available at December 31, 1997.

                          CITRUS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)      INCOME TAXES

         The principal components of the Company's net deferred income tax liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                           1997          1996
                                         --------      --------
Deferred income tax assets
   Alternative minimum tax credit        $ 20,360      $ 14,824
   Other                                    5,588         9,510
                                         --------      --------
                                           25,948        24,334
                                         --------      --------

Deferred income tax liabilities
  Depreciation and amortization           492,629       478,506
  Contract reformation costs               13,167        15,211
  Other                                     3,342         5,186
                                         --------      --------
                                          509,138       498,903
                                         --------      --------

Net deferred income tax liabilities      $483,190      $474,569
                                         ========      ========

                  Total income tax expense for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (in thousands):

                                1997          1996         1995
                              --------       -------      -------
Payable currently
  Federal                     $  6,441       $15,445      $10,138
  State                          2,398         3,256        1,900
                              --------       -------      -------
                                 8,839        18,701       12,038
                              --------       -------      -------
Payment deferred
  Federal                       23,300         7,847       18,867
  State                        (14,679)          692        2,913
                              --------       -------      -------
                                 8,621         8,539       21,780
                              --------       -------      -------

Total income tax expense      $ 17,460       $27,240      $33,818
                              ========       =======      =======

                  The 1997 income tax provision includes benefits of approximately $10 million from the reduction of the deferred income tax liability due to the reevaluation of state tax requirements.

                  The differences between taxes computed at the U.S. federal statutory rate and the Company's effective tax rate for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                              1997          1996         1995
                                            --------       -------      -------
Statutory federal income tax provision      $ 25,216       $24,597      $30,605
Net state income taxes                        (7,983)        2,566        3,128
Other                                            227            77           85
                                            --------       -------      -------

Income tax expense                          $ 17,460       $27,240      $33,818
                                            ========       =======      =======

                  The Company has an alternative minimum tax (AMT) credit, which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carry-forward period. For financial statement purposes, the Company has recognized the benefit of the AMT credit carry-forward as a reduction of deferred tax liabilities.

                          CITRUS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      EMPLOYEE BENEFIT PLANS

                  The employees of the Company and its subsidiaries are covered under Enron's employee benefit plans. Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. The benefit accrual is in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Prior to 1996, the benefit formula was based on average pay and years of service. Pension expenses charged by Enron were immaterial for 1997, 1996 and 1995.

                  As of December 31, 1997, the plan net assets for the Enron Plan in which the employees of the Company participate was greater than the actuarial present value of projected plan benefit obligations by approximately $111 million. Included in this amount are assets from a defined benefit plan for an acquired company. The assumed discount rate was 7.25%. The rate of return on plan assets used in determining the actuarial present value of projected plan benefits was 9.0% to 10.5%. The assumed rate of increase in wages was 4.0% to 9.5%.

                  The Company accounts for post-retirement benefit costs over the service lives of the employees expected to be eligible to receive such benefits. The Company is amortizing the transition obligation, which existed at January 1, 1993, over a period of approximately 19 years. The Company's net periodic post-retirement benefit cost charged by Enron was $1.4, $1.5 and $.9 million for 1997, 1996 and 1995, respectively, substantially all of which relates to Transmission and is expected to be recovered through rates. The measurement of the accumulated post-retirement benefit obligation (APBO) assumes a 7.25% discount rate and a health care cost trend rate of 7.5% to 8.0% in 1997 decreasing to 5% by 2003. The APBO exceeded plan assets by $94 million as of its most recent valuation date of December 31, 1997.


(6)      MAJOR CUSTOMERS

         Revenues from individual customers exceeding 10% of total revenues for the years ended December 31, 1997, 1996 and 1995 were approximately as follows (in thousands):

        Customers                        1997          1996          1995
        ---------                      --------      --------      --------
Florida Power & Light Co.              $424,000      $466,000      $343,000
Enron Capital and Trade Resources        51,000        19,000        65,000

                  At December 31, 1997, the Company's subsidiaries had receivables of approximately $19.8 and $6.9 million from Florida Power & Light Company and Enron Capital and Trade Resources, respectively.

                          CITRUS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      RELATED PARTY TRANSACTIONS

                  The Company incurs certain corporate administrative expenses including employee benefit costs from Enron and its affiliates. The Company was charged approximately $11.8, $11.9 and $11.6 million for these expenses for the years ended December 31, 1997, 1996 and 1995, respectively.

                  The Company's subsidiaries provide natural gas sales and transport services to Enron and Sonat affiliates at rates equal to rates charged to non-affiliated customers in the same class of service. Revenues related to these services amounted to approximately $51.5, $19.8 and $66.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's subsidiaries purchased gas from affiliates of Sonat of approximately $121.8, $139.8 and $84.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's subsidiaries also purchased gas from affiliates of Enron of approximately $219.1, $252.6 and $186.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                  The Company had an agreement with an affiliate of Enron in which the affiliate managed the operations of Trading in exchange for a $1.2 million annual fee from November 1, 1993 to October 31, 1997. Effective November 1, 1997, the operations of the contracts held by Trading were divided between affiliates of Enron and Sonat. Additionally, the Enron affiliate made a payment of $20 million to Trading to compensate it for lost future business. The fee charged is now based on a volumetric payment of $.05/mmbtu, or approximately 50% of the prior arrangement. Under this agreement, Trading is guaranteed an earnings stream based on all firm long-term contracts in place at November 1, 1997.


(8)      RATE MATTERS

                  Transmission has been authorized by the FERC to recover certain transition costs incurred through the reformation of gas purchase contracts related to Transmission's former jurisdictional sales services. Transmission's Order No. 636 restructuring settlement, effective November 1, 1993, allows Transmission to recover 100% of any transition costs from $106 million up to $160 million, and 75% of payments exceeding $160 million. Transmission has no gas purchase contracts with accrued take-or-pay obligations, which have not yet been terminated. All transition costs eligible for recovery have been fully recovered.

                  On August 30, 1996, Transmission made a Section 4 rate filing in Docket No. RP96-366-000 proposing an increase in annual revenues of approximately $27.4 million for service on the pre-expansion system and approximately $8.2 million for service on the Phase III expansion system. In an order issued September 30, 1996, the FERC accepted and suspended the filing to be effective March 1, 1997, subject to refund and certain conditions. By order issued November 27, 1996, certain audit and investigation matters (see Note 9) were consolidated with the rate case. After several months of negotiations, a settlement was reached with Transmission's customers and FERC staff ("Rate Case Settlement"). The Rate Case Settlement, filed on August 5, 1997, provides for tiered rates which, for a two-year period, reflect an increase over the rates in effect prior to the rate filing for transportation through both the pre-expansion and Phase III expansion systems. FERC approved the Rate Case Settlement on September 24, 1997; compliance tariff sheets were filed on November 12, 1997 under which the first tier of the Settlement rates became effective retroactive to March 1, 1997.

                          CITRUS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)      COMMITMENTS AND CONTINGENCIES

                  The FERC's Division of Audits (DOA) completed a compliance review of Transmission's books and records for the period of January 1, 1991 through December 31, 1994. Among other things, the FERC auditors questioned certain aspects of Transmission's procedures for accounting for the costs of financing Transmission's Phase III expansion facilities and proposed adjustments to the amount of AFUDC capitalized during construction of its Phase III expansion facilities. Pursuant to an agreement among Transmission, FERC staff and customer intervenors, Transmission filed a settlement agreement on July 30, 1996, which was approved by FERC order issued September 27, 1996. The settlement provided for a reduction of $18.75 million in its Gas Plant in Service account. In addition, the settlement provided that Transmission would restructure its capital accounts by removing approximately $348 million of excess donated capital on its books related to the Phase III construction. The settlement was without prejudice to Transmission seeking Commission approval to recover the $18.75 million, required to be removed from its plant account, in the rate case filed by Transmission on August 30, 1996. As a result of the Rate Case Settlement, Transmission will amortize the $18.75 million over a period not to exceed fifty-five months commencing March 1, 1997. The $18.75 million will be recovered over the amortization period.

                  The DOA conducted a review of Transmission's books and records as to the construction costs of the Phase III expansion. The FERC's Division of Enforcement (DOE) conducted an informal investigation as to the possible non-compliance with certain environmental conditions attached to the FERC certificate authorizing the Phase III expansion. By order issued November 27, 1996, the FERC consolidated the Phase III cost audit and the DOE informal investigation with Transmission's rate case in Docket No. RP96-366-000. Pursuant to the Rate Case Settlement, the DOA review and DOE investigations have been terminated with no disallowance of any Phase III project costs.

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

                  The carrying amounts and fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                                1997                            1996
                                     --------------------------      --------------------------
                                      Carrying        Estimated       Carrying        Estimated
                                       Amount        Fair Value        Amount        Fair Value
                                     ----------      ----------      ----------      ----------
Cash and cash equivalents            $   17,274      $   17,274      $   16,063      $   16,063
Contract reformation costs, net              --              --           7,078           7,078
TCR deferred revenues                        --              --           6,256           6,256
Notes payable to banks                   20,000          20,000          15,000          15,000

Long-term debt                        1,025,000       1,176,389       1,125,000       1,245,688

                  The carrying amount of cash and cash equivalents, contract reformation costs, TCR deferred revenues and notes payable reasonably approximate their fair value. The fair value of long-term debt is based upon market quotations of similar debt at interest rates currently available.

                          CITRUS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)     YEAR 2000 PROJECT (UNAUDITED)

                  The Company continues to assess and modify its computer systems to ensure they will operate properly in 2000. The Company's management anticipates that these Year 2000 costs, which will be incurred over the next two years, will not have a material impact on the Company's financial position or results of operations.

                      APPENDIX TO ANNUAL REPORT ON FORM 10-K

               OF SONAT INC. FOR THE YEAR ENDED DECEMBER 31, 1997



         In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:


         PAGE                               DESCRIPTION

         I-5                        Map of the Southwestern and Southcentral
                                    United States (Colorado, Kansas, New Mexico,
                                    Texas, Oklahoma, Arkansas, Louisiana,
                                    Mississippi, and Alabama) generally showing the gas reserve basins and areas in which Exploration has significant lease interests.
                                    These leases are described in the charts on page I-4 .

         I-8 Map of the Gulf of Mexico, offshore Texas and Louisiana, showing the location of leases and seismic data held by Sonat GOM as described on pages I-7 through I-10.

         I-19                       Map of the Southeastern United States
                                    showing the approximate location of Sonat's pipeline systems as described on pages I-12 and I-13, and the underground storage facilities of Southern as described on page
                                    I-17.

         I-22 Map of the United States and portions of Canada showing areas of operations of Sonat
                                    Energy Services as described on pages I-20 and I-21.

                                  EXHIBIT INDEX



Exhibit
Number                     Exhibit

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

Instruments Defining the Rights of Security Holders

4.1 Rights Agreement dated as of January 8, 1996, between Sonat Inc. and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, with exhibits, and (1) Amendment No. 1 dated as of November 22, 1998, filed as Exhibit 99 to Form 8-A of Sonat Inc. dated January 10, 1996, except
         (1), which was filed as Exhibit 4.1 to Form 8-K of Sonat Inc. dated January 30, 1998

4.2 Registration Rights Agreement, dated as of January 30, 1998, by and between Sonat Inc., Selim K. Zilkha, Michael Zilkha, the Selim K. Zilkha Trust and the Selim K. Zilkha (1996) Annuity Trust, filed as
         Exhibit 10.1 to Form 8-K of Sonat Inc. dated January 30, 1998

4.3 Form of Indenture dated June 1, 1986, from Sonat Inc. to Manufacturers Hanover Trust Company, Trustee, as amended by (1) First Supplemental Indenture dated June 1, 1995, between Sonat Inc. and Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, as Trustee, filed as Exhibit 4-(1) to Amendment No. 1 to Registration No. 33-5947 dated June 4, 1986, except (1), which was filed as Exhibit 4-(1) to Form 8-K of Sonat Inc. dated June 6, 1995

4.4 Specimen Note of Sonat Inc. for the $200 million 67/8% Notes due June 1, 2005, issued under Registration Statement No. 33-62166, filed as
         Exhibit 4-(2) to Form 8-K of Sonat Inc. dated June 6, 1995

4.5 Specimen Note of Sonat Inc. for the $100 million 91/2% Notes due August 15, 1999, issued under Registration Statement No. 33-5947, filed as
         Exhibit 4-2(c) to Form 10-K of Sonat Inc. for the year 1996

Exhibit
Number                     Exhibit

4.6 Specimen Note of Sonat Inc. for the $100 million 9% Notes due May 1, 2001, issued under Registration Statement No. 33-5947, filed as Exhibit 4-(2) to Form 8-K of Sonat Inc. dated April 30, 1991

4.7 Specimen Note of Sonat Inc. for the $100 million 6.75% Notes due October 1, 2007, issued under Registration Statement No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc. dated September 25, 1997

4.8 Specimen Note of Sonat Inc. for the $100 million 6-5/8% Notes due February 1, 2008, issued under Registration Statement No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc. dated January 27, 1998

4.9 Specimen Note of Sonat Inc. for the $100 million 7% Notes due February 1, 2018, issued under Registration Statement No. 33-62166, filed as
         Exhibit 4-(3) to Form 8-K of Sonat Inc. dated January 29, 1998

4.10 Form of Indenture dated June 1, 1987, from Southern Natural Gas Company to Manufacturers Hanover Trust Company, Trustee, as amended by (1) First Supplemental Indenture, dated as of September 30, 1997, between Southern Natural Gas Company and The Chase Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company), filed as Exhibit 4-(1) to Registration No. 33-47266 of Southern Natural Gas Company dated April 16, 1992, except (1) which was filed as Exhibit 4-(2) to Form 8-K of Southern Natural Gas Company dated September 25, 1997

4.11 Specimen Note of Southern Natural Gas Company for the $100 million 87/8% Notes due February 15,2001, issued under Registration Statement 33-16190, filed as Exhibit 4-(2) to Form 8-K of Southern Natural Gas Company dated February 7, 1991

4.12 Specimen Note of Southern Natural Gas Company for the $100 million 7.85% Notes due January 15, 2002, issued under Registration Statement 33-16190, filed as Exhibit 4-(2) to Form 8-K of Southern Natural Gas Company dated January 14, 1992

4.13 Specimen Note of Southern Natural Gas Company for the $100 million 85/8% Notes due May 1, 2002, issued under Registration Statement 33-47266, filed as Exhibit 4.3(d) to Form 10-K of Sonat Inc. for the year 1996

Exhibit
Number                     Exhibit

4.14 Specimen Note of Southern Natural Gas Company for the $100 million 6.70% Notes due October 1, 2007, issued under Registration Statement 33-47266, filed as Exhibit 4-(3) to Form 8-K of Southern Natural Gas Company. dated September 25, 1997

4.15 $400 Million Note Agreement dated November 3, 1986, between Citrus Corp. and the Purchasers named therein, filed as Exhibit 4-(5) to Form 10-K of Sonat Inc. for the year 1990

4.16 Credit Agreement dated as of June 1, 1996, among Sonat Inc., the Banks named therein, and The Chase Manhattan Bank (National Association), and Morgan Guaranty Trust Company of New York, as Co-Agents, filed as
         Exhibit 4 to Form 10-Q of Sonat Inc. for the quarter ended June 30,
         1996

4.17 Credit Agreement dated as of January 26, 1998, among Sonat Inc., the Banks named therein, and The Chase Manhattan Bank, Morgan Guaranty Trust Company of New York, and SunTrust Bank, Atlanta, as Agents, filed herewith

4.18 Certificate of Designations of Series A Participating Preference Stock of Sonat Inc. dated January 8, 1996, as filed with the Secretary of State of the State of Delaware January 16, 1996, filed as Exhibit 4.6 to Form 10-K of Sonat Inc. for the year 1995

Compensation Plans and Management Contracts

10.1 Supplemental Benefit Plan of Sonat Inc. as Amended and Restated effective January 1, 1995, and (1) amendment dated December 1, 1995, filed as Exhibit 10.1 to Form 10-K of Sonat Inc. for the year 1996

10.2 Executive Award Plan of Sonat Inc. as Amended and Restated as of December 1, 1995, (corrected on December 4, 1996), and (1) amendment dated December 6, 1996, filed as Exhibit 10.2 to Form 10-K of Sonat Inc. for the year 1996

10.3 Restricted Stock Plan for Directors of Sonat Inc. (as Amended and Restated as of February 26, 1998), filed herewith

10.4 Performance Award Plan of Sonat Inc. effective as of January 27, 1994, and (1) amendment dated December 1, 1995, filed as Exhibit 10-(7) to

Exhibit
Number                     Exhibit

         Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.7 to Form 10-K of Sonat Inc. for the year 1995

10.5 Cash Bonus Plan of Sonat Inc. effective as of January 27, 1994, and (1) amendment dated December 1, 1995, filed as Exhibit 10-(8) to Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.8.to Form 10-K of Sonat Inc. for the year 1995

10.6 Sonat Inc. Retirement Plan for Directors as Amended and Restated as of December 2, 1994, and (1) amendment dated December 1, 1995, filed as
         Exhibit 10.9 to Form 10-K of Sonat Inc. for the year 1994, except (1), which was filed as Exhibit 10.9 to Form 10-K of Sonat Inc. for the year 1995

10.7 Executive Severance Agreement dated December 1, 1995, between Sonat Inc. and William A. Smith and schedule identifying substantially identical Executive Severance Agreements between Sonat Inc. and other parties, filed herewith

10.8 Executive Severance Agreement as amended and restated as of January 22, 1998, between Sonat Inc. and Ronald L. Kuehn, Jr., filed herewith

10.9 Executive Severance Agreement as amended and restated as of January 22, 1998, between Sonat Inc. and Donald G. Russell, filed herewith

10.10 Directors' Fees Deferral Plan of Sonat Inc. as Amended and Restated as of January 1, 1997, filed herewith

10.11 Indemnity Agreement dated December 4, 1987, between Sonat Inc. and Ronald L. Kuehn, Jr. and schedule identifying substantially identical indemnity agreements between Sonat Inc. and other directors of Sonat Inc. and (1) Indemnity Agreement dated September 1, 1994, between Sonat Inc. and Adrian M. Tocklin, (2) Indemnity Agreement dated September 22, 1994, between Sonat Inc. and Donald G. Russell, (3) Indemnity Agreement dated November 1, 1995, between Sonat Inc. and Max L. Lukens, (4) Indemnity Agreement dated January 30, 1998, between Sonat Inc. and Michael S. Zilkha, and (5) Indemnity Agreement dated January 30, 1998, between Sonat Inc. and Selim K. Zilkha, filed as Exhibit 10-(11) to Form 10-K of Sonat Inc. for the year 1992, except (1), which was filed as Exhibit 10.3 to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1994, (2), which was filed as Exhibit 10.4 to Form 10-Q of Sonat Inc. for

Exhibit
Number                     Exhibit

         the quarter ended September 30, 1994, (3), which was filed as Exhibit
         10.12 to Form 10-K of Sonat Inc. for the year 1995, and (4) and (5) which are filed herewith

10.12 Trust Agreement dated December 19, 1986, between Sonat Inc. and AmSouth Bank N.A. for Section 415 Retirement Plan Benefits and Vesting Benefits under the Supplemental Benefit Plan and Early Retirement Benefits under the Executive Severance Agreements, filed as Exhibit 10-(15) to Form 10-K of Sonat Inc. for the year 1991

10.13 Trust Agreement dated December 19, 1986, between Sonat Inc. and AmSouth Bank N.A. for Section 415 Stock Purchase Plan Benefits under the Supplemental Benefit Plan, filed as Exhibit 10-(16) to Form 10-K of Sonat Inc. for the year 1991

10.14 Trust Agreement dated December 19, 1986, between Sonat Inc. and AmSouth Bank N.A. for Benefits under the Retirement Plan for Directors, filed as Exhibit 10-(17) to Form 10-K of Sonat Inc. for the year 1991

10.15 Form of Sonat Inc. Executive Life Insurance Program Split Dollar Agreement, Collateral Assignment Agreement, and Program Description, each dated as of July 1, 1990, with (1) schedule identifying the persons participating in such Programs, filed as Exhibit 10-(20) to Form 10-K of Sonat Inc. for the year 1990, except (1), which is filed herewith

10.16 Sonat Inc. Deferred Compensation Plan - Plan Summary dated November 1997, filed herewith

Other Material Contracts

10.17 Capital Stock Agreement among Sonat Inc., Enron Corp., Houston Natural Gas Corporation, and Citrus Corp. dated June 30, 1986, filed as Exhibit 10-(26) to Form 10-K of Sonat Inc. for the year 1991

10.18 Standby Note Purchase Agreement among Sonat Inc., Credit Lyonnais New York Branch, as Administrative Agent for the Banks party to the Revolving Credit Agreement with Citrus Corp., and Citrus Corp. dated December 23, 1993, and the $300 Million Revolving Credit Agreement dated as of December 23, 1993, among Citrus Corp., as Borrower, and The Banks named therein, as Banks, and Credit Lyonnais New York Branch and The

Exhibit
Number                     Exhibit

         Toronto-Dominion Bank, as Managing Agents, to which the Standby Note Purchase Agreement applies, filed as Exhibit 10-(23) to Form 10-K of Sonat Inc. for the year 1993

Other Exhibits

12       Computation of Ratio of Earnings to Fixed Charges, filed herewith

21       Subsidiaries of Sonat Inc., filed herewith

22 Proxy Statement of Sonat Inc. dated as of March 21, 1998 which is not to be deemed "filed" as part of this Form 10-K, except to the extent incorporated by reference under Items 10, 11, 12 and 13 of Part III of this Form 10-K, filed herewith

23.1 Consent of Ernst & Young LLP, Independent Auditors, dated March 23, 1998, filed herewith

23.2 Consent of Cobb & Associates, Independent Petroleum Engineers, dated March 23, 1998, filed herewith

24 Powers of Attorney authorizing Ronald L. Kuehn, Jr.; Thomas W. Barker, Jr.; James E. Moylan, Jr.; William A. Smith; and John C. Griffin to sign the Sonat Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, on behalf of certain directors and officers of the registrant, filed herewith

27.1 Financial Data Schedule for the period ended December 31, 1997, filed herewith, electronically only


27.2 Financial Data Schedule for the period ended December 31, 1996, filed herewith, electroncially only

27.3 Financial Data Schedule for the period ended December 31, 1995, filed herewith, electroncially only