Form 10-Q
period 1998-03-31
SONAT INC
filed 1998-05-13
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998

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

                         COMMON STOCK, $1.00 PAR VALUE:

                110,057,191 SHARES OUTSTANDING ON APRIL 30, 1998

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX


                                                                                          Page No.

PART I.           Financial Information

                  Item 1.      Financial Statements

                               Condensed Consolidated Balance Sheets--
                                   March 31, 1998 and December 31, 1997                    1

                               Condensed Consolidated Statements of Income--
                                   Three Months Ended March 31, 1998 and 1997              2

                               Condensed Consolidated Statements of Cash Flows--
                                   Three Months Ended March 31, 1998 and 1997              3

                               Notes to Condensed Consolidated Financial
                                   Statements                                              4 - 13


                  Item 2.      Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                    14 - 26

PART II.          Other Information


                  Item 4.      Submission of Matters to a Vote of Security Holders        27

                  Item 6.      Exhibits and Reports on Form 8-K                           28 - 29


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31,              December 31,
                                                                                  1998                     1997
                                                                                          (In Thousands)
                                                        ASSETS
Current Assets:
    Cash and cash equivalents                                                     $   13,393               $   27,278
    Restricted cash (Note 2)                                                           -                      115,956
    Accounts receivable                                                              491,925                  619,581
    Inventories                                                                       45,029                   65,161
    Income taxes                                                                      65,419                    1,985
    Gas imbalance receivables                                                         11,874                   16,644
    Assets from price risk management activities                                      68,079                   92,150
    Other                                                                             38,393                   42,052
                                                                                  ----------               ----------
       Total Current Assets                                                          734,112                  980,807
                                                                                  ----------               ----------

Investments in Unconsolidated Affiliates and Other                                   596,442                  553,618
                                                                                  ----------               ----------

Plant, Property and Equipment                                                      6,193,077                6,079,239
    Less accumulated depreciation, depletion
       and amortization                                                            3,048,822                3,096,541
                                                                                  ----------               ----------
                                                                                   3,144,255                2,982,698
                                                                                  ----------               ----------
Deferred Charges and Other:
    Assets from price risk management activities                                      14,033                    9,638
    Other                                                                            177,966                  192,048
                                                                                  ----------               ----------
                                                                                     191,999                  201,686
                                                                                  ----------               ----------

Total Assets                                                                      $4,666,808               $4,718,809
                                                                                  ==========               ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Long-term debt due within one year                                            $    9,791               $   14,508
    Unsecured notes                                                                  663,718                  446,721
    Accounts payable                                                                 515,122                  615,322
    Accrued income taxes                                                              14,903                   18,274
    Accrued interest                                                                  40,799                   37,242
    Accrued long-term compensation (Note 2)                                            -                       73,799
    Gas imbalance payables                                                            11,189                   14,320
    Liabilities from price risk management activities                                 59,256                   85,398
    Other                                                                             43,523                   75,299
                                                                                  ----------               ----------
       Total Current Liabilities                                                   1,358,301                1,380,883
                                                                                  ----------               ----------

Long-Term Debt                                                                     1,106,600                1,237,734
                                                                                  ----------               ----------

Deferred Credits and Other:
    Deferred income taxes                                                            382,103                  298,681
    Liabilities from price risk management activities                                  9,427                    5,014
    Other                                                                            184,442                  182,507
                                                                                  ----------               ----------
                                                                                     575,972                  486,202
                                                                                  ----------               ----------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other capital                                                   169,103                  167,786
    Retained earnings                                                              1,519,411                1,511,085
                                                                                  ----------               ----------
                                                                                   1,688,514                1,678,871
    Less treasury stock                                                               62,579                   64,881
                                                                                  ----------               ----------
       Total Stockholders' Equity                                                  1,625,935                1,613,990
                                                                                  ----------               ----------

Total Liabilities and Stockholders' Equity                                        $4,666,808               $4,718,809
                                                                                  ==========               ==========

                                                See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                     1998                      1997
                                                                                          (In Thousands, Except
                                                                                            Per-Share Amounts)

Revenues                                                                          $1,108,885               $1,123,570
                                                                                  ----------               ----------

Costs and Expenses:
    Natural gas cost                                                                 763,483                  775,098
    Electric power cost                                                               65,191                   32,886
    Operating and maintenance                                                         40,480                   38,939
    Exploration cost                                                                  24,687                   32,557
    General and administrative                                                        38,934                   44,684
    Depreciation, depletion and amortization                                          87,548                   82,579
    Taxes, other than income                                                          13,605                    5,794
                                                                                  ----------               ----------
                                                                                   1,033,928                1,012,537
                                                                                  ----------               ----------

Operating Income                                                                      74,957                  111,033
                                                                                  ----------               ----------

Other Income (Loss), Net:
    Equity in earnings of
       unconsolidated affiliates                                                       9,653                   10,122
    Minority interest                                                                   (542)                    (872)
    Other income, net                                                                    712                    6,167
                                                                                  ----------               ----------
                                                                                       9,823                   15,417
                                                                                  ----------               ----------

Earnings Before Interest and Taxes                                                    84,780                  126,450
                                                                                  ----------               ----------

Interest:
    Interest income                                                                    2,200                    1,182
    Interest expense                                                                 (32,130)                 (24,853)
    Interest capitalized                                                               1,424                    2,043
                                                                                  ----------               ----------
                                                                                     (28,506)                 (21,628)
                                                                                  ----------               ----------

Income Before Income Taxes                                                            56,274                  104,822

Income Tax Expense                                                                    18,261                   34,956
                                                                                  ----------               ----------

Net Income                                                                        $   38,013               $   69,866
                                                                                  ==========               ==========

Earnings Per Share of Common Stock                                                $      .35               $      .63
                                                                                  ==========               ==========

Earnings Per Share of Common Stock-
    Assuming Dilution                                                             $      .34               $      .62
                                                                                  ==========               ==========

Weighted Average Shares Outstanding                                                  109,966                  110,387
                                                                                  ==========               ==========

Weighted Average Shares Outstanding-
    Assuming Dilution                                                                111,134                  112,057
                                                                                  ==========               ==========

Cash Dividends Paid Per Share                                                     $      .27               $      .27
                                                                                  ==========               ==========



                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                  1998                       1997
                                                                                          (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                   $    38,013              $    69,866
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                    87,548                   82,578
          Exploration cost                                                            24,687                   32,557
          Deferred income taxes                                                       83,422                   11,431
          Equity in earnings of unconsolidated
              affiliates, less distributions                                          (7,406)                 (10,117)
          Reserves for regulatory matters                                             (4,046)                     288
          Gas supply realignment costs                                                   353                    2,375
          Change in:
              Accounts receivable                                                    127,656                  207,759
              Inventories                                                             20,132                     (564)
              Accounts payable                                                      (100,200)                (138,737)
              Accrued interest and income taxes, net                                 (63,247)                  18,799
              Accrued long-term compensation                                         (73,799)                   1,135
              Other current assets and liabilities                                   (28,546)                   3,095
          Net change in restricted cash                                              115,956                    -
          Other, net                                                                   9,095                    7,414
                                                                                 -----------               ----------

              Net cash provided by operating activities                              229,618                  287,879
                                                                                 -----------               ----------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                         (251,435)                (209,567)
    Net proceeds from disposal of assets                                               1,109                    3,534
    Exploration costs, excluding lease write-offs                                    (13,830)                 (24,333)
    Investments in unconsolidated affiliates and
       other                                                                         (33,234)                    (241)
                                                                                 -----------              -----------

              Net cash used in investing activities                                 (297,390)                (230,607)
                                                                                 -----------              -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                         400,000                  450,000
    Payments of long-term debt                                                      (535,851)                (452,045)
    Changes in short-term borrowings                                                 216,997                  (17,630)
                                                                                 -----------              -----------
       Net changes in debt                                                            81,146                  (19,675)
    Dividends paid                                                                   (29,689)                 (23,248)
    Treasury stock purchases                                                            (100)                 (26,510)
    Other equity                                                                       2,530                    3,581
                                                                                 -----------              -----------

              Net cash provided by (used in)
                 financing activities                                                 53,887                  (65,852)
                                                                                 -----------              -----------

Net Decrease in Cash and Cash Equivalents                                            (13,885)                  (8,580)

Cash and Cash Equivalents at Beginning of Period                                      27,278                   48,009
                                                                                 -----------              -----------

Cash and Cash Equivalents at End of Period                                       $    13,393              $    39,429
                                                                                 ===========              ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                         $    25,187              $    21,112
    Income taxes paid, net                                                       $     2,129              $     7,769


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

         The 1997 period has been restated to reflect the Company's merger with Zilkha Energy Company (see Note 2). Certain other amounts in the 1997 condensed consolidated financial statements and notes have been reclassified to conform with the 1998 presentation.

         The calculation of diluted earnings per share differs from that of basic earnings per share due to the denominator for the diluted calculation including common stock equivalents applicable to outstanding stock options of 1,168,000 and 1,670,000 for the three month periods ended March 31, 1998 and 1997, respectively.

2.       Changes in Operations

         Business Combination - On January 30, 1998, following a special shareholders' meeting, the Company completed the merger with Zilkha Energy Company by exchanging approximately 24.2 million common shares for all of the outstanding shares of Zilkha Energy. Zilkha Energy was a privately owned exploration and production company. Immediately thereafter Zilkha Energy's name was changed to Sonat Exploration GOM Inc. It operates in the shallow waters of the Gulf of Mexico where it has accumulated the industry's largest net leasehold position in the shallow-water area.

         The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under APB No. 16. Accordingly, all prior period condensed consolidated financial statements, notes and operational data have been restated to include Sonat Exploration GOM as if it had always been a part of Sonat.

         There were no transactions between Sonat and Sonat Exploration GOM prior to the combination.

         The following are the revenues and net income for the previously separate companies and the combined amounts presented in these condensed consolidated financial statements.

                                            Three Months
                                        Ended March 31, 1997
                                           (In Thousands)
Revenues
    Sonat Inc.                                 $1,072,143
    Sonat Exploration GOM                          51,427
       Combined                                $1,123,570

Net Income
    Sonat Inc.                                 $   66,846
    Sonat Exploration GOM                           3,020
                                               ----------
       Combined                                $   69,866
                                               ==========

         At December 31, 1997, Sonat Exploration GOM had accrued $73.8 million, which represented compensation due to certain employees under deferred compensation plans. The liability was estimated based on the fair market value of Sonat Exploration GOM as of December 31, 1997. The Company's restricted cash deposit was used to settle this liability and certain other merger related expenses.

3.       Price Risk Management and Derivative Financial Instruments

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

3.       Price Risk Management and Derivative Financial Instruments (Cont'd)

futures contract. Over-the-counter options give the owner the right, but not the obligation, to buy or sell an underlying commodity at a given price.

         At March 31, 1998, the Company had outstanding energy commodity futures, swaps and options. In the table below, buys of swaps represent payment of fixed price and receipt of NYMEX or index and payment of NYMEX and receipt of index. The notional volume and terms of these transactions are as follows:

                                       Notional Volume                 Maximum
Commodity                            Buy             Sell               Term
---------                            ---             ----               ----
Natural Gas (Tbtu)                  618.4            663.1            55 months
Electricity (Thousands of MWh)      221.6            204.8             2 months

Derivative Commodity Instruments Held or Issued for Trading Purposes

         The Company maintains active trading positions in energy commodity futures, swap and option contracts and limits its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions, and limit and monitoring procedures. The trading operation also enters into energy commodity purchase and sale commitments. These activities constitute its trading business and are essential to provide customers with market products at competitive prices. All of these trading positions are reported at fair value and recorded under the heading of Assets and Liabilities from Price Risk Management Activities (current and long-term) in the Condensed Consolidated Balance Sheets. The change in fair value is recognized in revenues as it occurs. Fair value is subject to change and reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating Sonat Marketing's position in an orderly manner over a reasonable period of time under present market conditions.

         The  amounts   disclosed  in  the   following   table   represent   the
end-of-period fair value and the average fair value of the trading portfolio.

                               Fair Value                   Average Fair Value
                            (Carrying Amount)              for the Three Months
                              as of 3/31/98                    Ended 3/31/98
                                               (In Thousands)

Energy Commodity Trading:
    Assets                         $82,112                              $79,530
    Liabilities                     68,684                               66,946
===============================================================================

         Net trading gains for the first quarter of 1998 were $9.3 million.

3.       Price Risk Management and Derivative Financial Instruments (Cont'd)

Derivative Commodity Instruments Held or Issued for Purposes Other Than Trading

         Derivative positions taken specifically to mitigate market price risk associated with significant physical transactions are accounted for using hedge accounting provided they meet hedge accounting criteria. Under hedge accounting, gains and losses from futures are deferred in the Condensed Consolidated Balance Sheets in Deferred Credits and Other and recognized in earnings in conjunction with the earnings recognition of the underlying physical. Each net payment/receipt due or owed under the swap agreement is recognized in earnings during the period to which the payment/receipt relates, and there is no recognition in the Condensed Consolidated Balance Sheets for changes in the swap's fair value. Gains or losses resulting from settlement of swaps are amortized over their original terms.

         The derivative instruments used to hedge commodity transactions have historically had high correlation with commodity prices and are expected to continue to do so. In the event that correlation falls below allowable levels, the gains or losses associated with the hedging instruments are immediately recognized to the extent that correlation is lost.

         Sonat Exploration's production is hedged by entering into intercompany swaps with Sonat Marketing. The exposure that Sonat Marketing assumes from Sonat Exploration is then hedged by entering into derivative instruments with outside counterparties. Sonat Marketing and Sonat Power Marketing also hedge third-party purchases and sales by entering into commodity futures, swaps and options. The information in the following table represents the fair value of outstanding derivative positions as of March 31, 1998. Not included are the related physical positions that these derivative positions hedge.

                                                        Fair Value
                                                      (In Thousands)
  Natural Gas                                            $(61,564)
  Electricity                                                (456)


         Deferred amounts on open futures positions will mature over 1998 and 1999.

3.       Price Risk Management and Derivative Financial Instruments (Cont'd)

Credit Risk from Derivative Activities

         NYMEX traded futures are guaranteed by the NYMEX and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. The Company has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. The credit risk resulting from in-the-money swaps is monitored on a regular basis against established collateralization limits. Due to changes in market conditions, the market value of swaps and options and the associated credit exposure with the counterparties can change in relation to the Company. At March 31, 1998, the market value of the Company's in-the-money swaps and options was $7.7 million, and all counterparties were within collateral limits. Reserves for credit risk are established as necessary.

4.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates:

                                                        Three Months
                                                       Ended March 31,
                                                 1998                   1997
                                                       (In Thousands)
Company's Share of Reported Earnings (Losses):

    Exploration and Production                     $  144               $   117
                                                   ------               -------

    Natural Gas Transmission:
       Citrus Corp.                                 4,511                 6,295
       Amortization of Citrus basis difference        346                   346
       Bear Creek Storage                           2,089                 2,708
       Destin Pipeline                              2,060                    13
       Other                                          (24)                  (25)
                                                   ------               -------
                                                    8,982                 9,337
                                                   ------               -------

    Energy Services                                   225                   292
                                                   ------               -------

    Other                                             302                   376
                                                   ------               -------

                                                   $9,653               $10,122
                                                   ======               =======

         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent company of Florida Gas Transmission Company. Southern Natural Gas Company (Southern) owns a one-third interest in Destin Pipeline Company, L.L.C. and a subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                    Three Months
                                                   Ended March 31,
                                               1998                  1997
                                                   (In Thousands)

    Revenues                                 $133,581              $170,763
    Expenses:
       Natural gas cost                        58,614                83,436
       Operating expenses                      23,987                22,446
       Depreciation and amortization           12,722                20,205
       Interest and other                      23,420                24,239
       Income taxes                             5,816                 7,847
                                             --------              --------

    Income Reported                          $  9,022              $ 12,590
                                             ========              ========

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                    Three Months
                                                   Ended March 31,
                                              1998                  1997
                                                   (In Thousands)

    Revenues                                 $9,029                $9,346
    Expenses:
       Operating expenses                     2,301                 1,241
       Depreciation                           1,359                 1,356
       Other expenses, net                    1,192                 1,333
                                             ------                ------

    Income Reported                          $4,177                $5,416
                                             ======                ======

     In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline, a 1 billion-cubic-feet-per-day, $313 million pipeline designed to transport natural gas from deep-water development in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service by July 1998 and fully in service by January 1999. Destin's earnings primarily relate to the allowance for funds used during construction capitalized on its pipeline.

5.       Debt and Lines of Credit

         Long-Term Debt and Lines of Credit - Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. At January 1, 1998, there was an outstanding balance of $130.0 million. During the first three months of 1998 $70.0 million was borrowed and $200.0 million was repaid under the revolving credit agreement, resulting in no amounts outstanding at March 31, 1998.

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

         In late January 1998, Sonat completed a new 364-day $700 million revolving credit facility with 20 banks. In connection with this new facility the Company terminated existing lines of credit providing for up to $200 million of borrowings. At March 31, 1998, Sonat had short-term lines of credit of $700.0 million available through January 25, 1999. Southern had a short-term line of credit of $50.0 million available through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1998, Sonat had $22.4 million outstanding at a rate of 6.31 percent. No amounts were outstanding under Southern's agreement.

     Sonat had $639.5 million in commercial paper outstanding at an average rate of 5.76 percent at March 31, 1998.

6.       Rate Matters and Contingencies

         Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At March 31, 1998, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement.

7.       Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 is as follows:

                                                    Three Months
                                                   Ended March 31,
                                             1998                  1997
                                                   (In Thousands)
Net Income                                 $38,013               $69,866
Unrealized Gains on Securities               1,265                 1,403
                                           -------               -------
Comprehensive Income                       $39,278               $71,269
                                           =======               =======

         Common stock and other capital in the Condensed Consolidated Balance Sheets includes $4.5 million at March 31, 1998, and $3.2 million at December 31, 1997, related to other comprehensive income, which is comprised of unrealized gains on securities.

8.       Segment Information

         As of January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company had previously modified its definition of segments to conform to the approach required by SFAS No. 131.

         The Company's consolidated financial statements reflect operations in three segments: Exploration and Production, Natural Gas Transmission and Energy Services.

                                                                          Three Months Ended March 31, 1998
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                   $79,839              $92,288          $936,755       $     3        $1,108,885

Intersegment Revenues                     82,064               13,214              -           12,373           107,651

Earnings Before
    Interest and Taxes                    13,037               68,915               836         1,992            84,780
                                         ==============================================================================


                                                                          Three Months Ended March 31, 1997
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                  $ 91,272              $72,607          $959,684        $    7        $1,123,570

Intersegment Revenues                    114,357               26,559              -            8,889           149,805

Earnings Before
    Interest and Taxes                    62,902               60,104               924         2,520           126,450
                                        ===============================================================================

                                                       Three Months
                                                      Ended March 31,
                                                1998                  1997
                                                       (In Thousands)
Total Earnings Before Interest and Taxes
    for Reportable Segments                   $ 84,780              $126,450
Interest Income                                  2,200                 1,182
Interest Expense                               (32,130)              (24,853)
Interest Capitalized                             1,424                 2,043
                                              --------              --------

Income Before Income Taxes                    $ 56,274              $104,822
                                              ========              ========

9.       Subsequent Event

         Sonat Exploration Company Restructuring - On April 23, 1998, the Company announced a restructuring of Sonat Exploration Company. The restructuring will include significant property sales and certain cost reduction activities. Oil and natural gas properties having approximately 500 billion cubic feet of natural gas equivalent reserves and daily production of approximately 200 million cubic feet of natural gas equivalent will be sold. The volumes represent approximately 19 percent of the Company's total proven oil and natural gas reserves and approximately 24 percent of its current daily production. Although the timing of the property sales will depend on market conditions, the Company expects the sales will be completed by the end of the third quarter of 1998 with proceeds used to pay down debt. Based on a preliminary estimate of sales proceeds and estimates of certain restructuring expenses, the Company expects to take an after-tax charge of approximately $250 million to $275 million in the second quarter of 1998, substantially all of which will be non-cash.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

RESULTS OF OPERATIONS

     Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below.

                                                 Three Months
                                                Ended March 31,
                                         1998                      1997
                                                 (In Millions)
Earnings Before Interest and Taxes:
    Exploration and production           $13.0                   $ 62.9
    Natural gas transmission              68.9                     60.1
    Energy services                         .8                       .9
    Other                                  2.1                      2.6
                                         -----                   ------

                                         $84.8                   $126.5
                                         =====                   ======

EXPLORATION AND PRODUCTION

         The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company. Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's affiliate operating in the Energy Services segment.

     On January 30, 1998, the Company completed its merger with Zilkha Energy Company for $1.3 billion (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

         Following the merger with Zilkha Energy, the Company undertook a comprehensive review of its exploration and production business to improve its overall financial performance. This effort was recently completed, and a major restructuring program was announced on April 23, 1998. The restructuring program includes the following steps.

         Oil and gas  properties  having  approximately  500 billion  cubic feet
(Bcf) of proven natural gas equivalent reserves and daily production of approximately 200 million cubic feet (MMcf) of natural gas equivalent will be sold. These volumes represent approximately 19 percent of the Company's total proven oil and natural gas reserves and approximately 24 percent of its current daily production. The divestiture will include all of the Company's Austin Chalk, Arkoma Basin and substantially all onshore Gulf Coast properties as well as various properties from other business units. No significant properties from the Zilkha Energy merger or in the Cotton Valley Pinnacle Reef Trend are included in the divestiture program. Although the exact timing of the property sales will depend on market conditions, it is expected that the divestiture program will be substantially completed by the end of the third quarter of 1998 with the proceeds used to pay down debt.

         Sonat Exploration will consolidate its business units from seven to three. This action, together with related staff reductions, will reduce its workforce by approximately 220 people, or approximately one-fourth of the Sonat Exploration workforce, including those currently employed by Sonat Exploration GOM Inc., the former Zilkha Energy.

         Based on a preliminary estimate of sales proceeds from the divestiture program and the costs related to the restructuring, the Company expects to take an after-tax charge of approximately $250 million to $275 million in the second quarter of 1998, substantially all of which will be non-cash.

         The steps being taken will significantly improve Sonat Exploration's financial performance. General and administrative and operating costs are expected to be reduced by approximately $55 million on an annual basis. Annual interest expense is expected to be reduced by $20 million or more. In addition, the per-unit amortization rate is expected to decline from a current $1.01 per thousand cubic feet (Mcf) of natural gas equivalent to about $.75 per Mcf, as of April 1, 1998. These actions are not expected to result in a material change to Sonat's debt to capitalization ratio.

         In March 1998, Sonat Exploration was the apparent successful bidder on five tracts in the Central Gulf of Mexico Lease Sale 169. Sonat Exploration's net share of the high bids is $12.7 million. While three of the tracts are in shallow water areas, two of the tracts are in deep water, an emerging exploratory area for the Company. Sonat Exploration will have a 100 percent working interest in four of the tracts and a 25 percent interest in one of the deep-water tracts. The bids are subject to review and evaluation by the Minerals Management Service before being finally awarded. So far this year, Sonat Exploration has drilled four exploratory wells in the Gulf of Mexico with a 50 percent success rate.

EXPLORATION AND PRODUCTION OPERATIONS
                                                     Three Months
                                                    Ended March 31,
                                             1998                      1997
                                                     (In Millions)
Revenues:
    Sales to others                          $ 79.8                   $ 91.3
    Intersegment sales                         82.1                    114.3
                                             ------                   ------
       Total Revenues                         161.9                    205.6
                                             ------                   ------

Costs and Expenses:
    Operating and maintenance                  19.4                     19.3
    Exploration cost                           24.7                     32.5
    General and administrative                 18.2                     17.6
    Depreciation, depletion and
       amortization                            79.4                     68.3
    Taxes and other                             7.3                      7.1
                                             ------                   ------
                                              149.0                    144.8
                                             ------                   ------
Operating Income                               12.9                     60.8
Other Income                                     .1                      2.1
                                             ------                   ------

Earnings Before Interest and Taxes           $ 13.0                   $ 62.9
                                             ======                   ======


Net Sales Volumes:
    Gas (Bcf)                                    63                       66
    Oil and condensate (MBbls)                1,950                    1,394
    Natural gas liquids (MBbls)                 584                      383
----------------------------------------------------------------------------

Average Sales Prices:
    Gas ($/Mcf)                              $ 2.01                   $ 2.53
    Oil and condensate ($/Bbl)                14.76                    21.91
    Natural gas liquids ($/Bbl)                9.73                    16.75
----------------------------------------------------------------------------


First Quarter 1998 to First Quarter 1997 Analysis

         Earnings before interest and taxes (EBIT) decreased $49.9 million primarily due to lower revenues resulting from lower gas and oil and condensate prices and lower natural gas production. Average realized natural gas prices decreased 21 percent to $2.01 per Mcf in the first quarter of 1998 from $2.53 per Mcf in the first quarter of 1997. Realized oil and condensate prices decreased 33 percent to an average of $14.76 per barrel from $21.91 per barrel in the first quarter of 1997. Natural gas production declined five percent. Higher oil and condensate production slightly offset these unfavorable factors.

         Costs and expenses were slightly higher in the first quarter of 1998, primarily due to higher depreciation, depletion and amortization expense reflecting a higher amortization rate ($1.01 for the 1998 period compared to $.89 for the 1997 period). The higher rate was primarily attributable to high cost areas that are included in the Company's disposal plans. The higher depreciation, depletion and amortization expense was partially offset by lower exploration expense as a result of lower seismic and lease write-off expenses compared with the same period in 1997.

         Other income was lower for the first three months of 1998 compared to the first three months of 1997 due to gains on the disposal of marketable securities in March 1997.

Hedging Activities

         Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for both its natural gas production and its oil production, which it sells in the spot market. (See Market Risk and Note 3 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions offset the changes in revenue recognized on the sale of the commodity. Natural gas revenues increased by $1.2 million and were reduced by $17.2 million in the 1998 and 1997 periods, respectively, as a result of hedging activities. There were no oil hedging activities reflected in the 1998 period. Hedging activities reduced oil revenues by $.9 million in the 1997 period.

         A portion of Sonat Exploration's future gas production is hedged through the year 2001. Sonat Exploration's hedged gas production is as follows:

                                                   Weighted
                                                    Average
                          Volumes                    Price
                           (Bcf)                   (per Mcf)
Remainder of 1998          44.8                      $2.15
1999                       62.5                      $2.13
2000                       42.2                      $2.16
2001                        4.4                      $2.30
----------------------------------------------------------
                          153.9                      $2.15
==========================================================


NATURAL GAS TRANSMISSION

         The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern) and Citrus Corp. (a 50 percent-owned company). Southern and Citrus are actively pursuing opportunities to expand their pipeline systems in their traditional market areas and to connect new gas supplies.

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline Company, L.L.C., a 1 billion-cubic-feet-per-day, $313 million pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline. Three other shippers have also dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service by July 1998 and fully in service by January 1999. In February 1998 Destin filed for Federal Energy Regulatory Commission (FERC) approval to extend its pipeline system approximately 14 miles to transport additional gas reserves committed to Destin's system. This extension, which will cost approximately $19 million, is expected to be in service in late 1998, subject to FERC approval.

         Southern is moving forward on three expansions to eastern Tennessee, northern Alabama, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers in eastern
Tennessee received FERC approval in April 1998 and is anticipated to go in service in November 1998. Southern has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama received FERC approval in March 1998 and is also expected to go in service in the fourth quarter of 1998. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

         In December 1997, an affiliate of AGL Resources, Inc. and Southern formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and other Southeastern customers. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah LNG filed a certificate application with the FERC in April 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                                                       Three Months
                                                      Ended March 31,
                                               1998                      1997
                                                       (In Millions)
Revenues:
    Market transportation and storage         $ 83.5                   $ 83.2
    Supply transportation                       11.6                     10.5
    Other                                       10.4                      5.4
                                              ------                   ------
       Total Revenues                          105.5                     99.1
                                              ------                   ------

Costs and Expenses:
    Operating and maintenance                   19.6                     17.6
    General and administrative                  15.5                     18.0
    Depreciation and amortization                5.5                     11.7
    Taxes, other than income                     5.3                      5.2
                                              ------                   ------
                                                45.9                     52.5
                                              ------                   ------
Operating Income                                59.6                     46.6
                                              ------                   ------
Other Income:
    Equity in earnings of
       unconsolidated affiliates                 4.1                      2.7
    Other                                         .7                      4.0
                                              ------                   ------
                                                 4.8                      6.7
                                              ------                   ------

Earnings Before Interest and Taxes            $ 64.4                   $ 53.3
                                              ======                   ======

                                                   (Billion Cubic Feet)
Volumes:
    Market transportation                        185                      170
    Supply transportation                         95                       80
                                              ------                   ------
       Total Volumes                             280                      250
                                              ======                   ======

    Transition gas sales                           3                       18
                                              ======                   ======


CITRUS CORP.
                                                       Three Months
                                                      Ended March 31,
                                               1998                      1997
                                                       (In Millions)
Equity in Earnings of
    Citrus Corp.                                $4.9                     $6.6
                                                ====                     ====

                                                   (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                         95                       98
    Supply transportation                          7                        7
                                               -----                     ----
       Total Volumes                             102                      105
                                               =====                     ====

First Quarter 1998 to First Quarter 1997 Analysis

         Southern Natural Gas - EBIT for the first quarter of 1998 increased $11.1 million compared with the prior year. The increase was due to increased revenue from expansions, improved operations at Sea Robin Pipeline Company and other quarter-to-quarter variances discussed below. Partially offsetting the increase was lower other income in 1998.

         Supply transportation revenues increased due to an expansion at Southern and higher volumes at Sea Robin. Other revenue was up primarily due to a reversal of certain reserves relating to Southern's obligation to indemnify certain parties in connection with take-or-pay settlements entered into in the 1980's. Operation and maintenance expense increased primarily due to higher fuel expense. General and administrative expense decreased primarily due to lower stock-based compensation and employee benefit expenses. Depreciation expense decreased primarily due to an adjustment of salvage value on certain fixed assets.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin Pipeline, primarily resulting from the allowance for funds used during construction (AFUDC) capitalized. Other income was lower primarily due to the recognition of a gain on the termination of a forward rate agreement in the 1997 period.

         Citrus - Equity in earnings of Citrus decreased $1.7 million to $4.9 million. The decline was primarily due to lower trading margins and lower prices for firm transportation capacity at Citrus Trading.

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

Rate Matters

         Under terms of a settlement approved by the FERC, all of Southern's previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 have been resolved. The settlement requires Southern to file a new rate case no later than September 1, 1999.

ENERGY SERVICES

         Sonat Energy Services, through its majority-owned subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing activities in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration's natural gas production, as well as purchasing and reselling gas for other customers. Both of these subsidiaries utilize derivative instruments in managing commodity price risk (see Market Risk and Note 3 of the Notes to Condensed Consolidated Financial Statements).

         Sonat Marketing's natural gas business has continued to grow rapidly, although margins have remained under intense pressure. Sonat Marketing's sales volumes for the first quarter of 1998 increased 18 percent from the first quarter of 1997. This growth was achieved in large part by the Company's continuing focus on its strategy of working closely with its customers and delivering outstanding customer service.

         Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies. Sonat Power Marketing has remained focused on expanding its wholesale electric business, which is evidenced by the significant growth in sales volumes. Sales volumes increased 127 percent to 3.2 million megawatt hours in the first quarter of 1998 compared with the first quarter of 1997. Despite its rapid growth, however, Sonat Power Marketing is not yet profitable in the very competitive emerging power marketing business.

         In February 1998, a subsidiary of Sonat Energy Services acquired a 50 percent interest in a natural gas-fired power plant in Georgia for a gross investment of approximately $12 million.

         Sonat Intrastate-Alabama Inc. (SIA), a wholly owned subsidiary of Sonat Energy Services, owns an approximately 450-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. SIA's throughput in the first quarter of 1998 was 12 Bcf compared to 8 Bcf in the first quarter of 1997.

         Sonat Power Systems Inc., a wholly owned subsidiary of Sonat, formed a strategic alliance in 1997 with AlliedSignal Power Systems Inc., an unaffiliated company, to market and support its onsite electric power systems in 13 Southern states from Texas to Virginia, plus the District of Columbia.

ENERGY SERVICES

                                                        Three Months
                                                       Ended March 31,
                                                1998                      1997
                                                        (In Millions)

Revenues                                        $936.8                   $959.7
                                                ======                   ======

Operating Income                                $  1.1                   $  1.5
                                                ======                   ======

Earnings Before Interest and Taxes              $  0.8                   $  0.9
                                                ======                   ======

Sonat Marketing Gas Sales Volumes (100%)
    (Billion Cubic Feet)                           360                      304
                                                ======                   ======

Sonat Power Marketing Sales Volumes (100%)
    (Thousands of Megawatt Hours)                3,170                    1,397
                                                ======                   ======


First Quarter 1998 to First Quarter 1997 Analysis

         First quarter 1998 financial results were essentially flat with the previous year with EBIT of $.8 million compared with $.9 million in 1997. While natural gas and electric marketing volumes were both higher and origination activities increased, mild winter weather depressed margin opportunities. Sonat Marketing's sales volume rose to 4 Bcf per day from 3.5 Bcf per day in 1997, while Sonat Power Marketing's sales volumes reached 3.2 million megawatt hours, up significantly from 1.4 million megawatt hours in the first quarter of 1997. Results for 1998 also include start-up losses for Sonat Power Systems which were not included in the prior period.

         Both revenues and natural gas cost decreased when compared to the prior period due to a sharp decline in natural gas prices.

Income Statement Items
                                                     Three Months
                                                    Ended March 31,
                                             1998                     1997
                                                     (In Millions)

Interest Expense, Net                       $ 28.5                   $ 21.6

         Net interest expense increased in the 1998 period compared to the same period last year due to higher average debt levels partly offset by the effect of lower interest rates on debt and higher interest income on restricted cash and other investments. Interest capitalized decreased due to lower interest capitalized at Sonat Exploration.

Income Tax Expense                          $ 18.3                   $ 35.0

         Income tax expense decreased in the 1998 period compared to the 1997 period due to lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities                        $229.6                   $287.9

         Cash flow from operations decreased $58.3 million compared to the 1997 period primarily due to lower operating results at Sonat Exploration, which was discussed earlier in the operating section.

         The change in restricted cash, accrued long-term compensation, and other current assets and liabilities primarily represents the payment of certain expenses in connection with the merger between the Company and Zilkha Energy in January 1998 (see Note 2 of the Notes to Condensed Consolidated Financial Statements). The change in deferred income taxes and accrued income taxes primarily reflects much higher levels of intangible drilling costs compared to the 1997 period and the payment of accrued long-term compensation upon closure of the Zilkha merger. The change in accounts receivable and accounts payable is primarily attributable to higher receivable and payable balances in December 1996 reflecting higher natural gas prices as compared to December 1997. The change in inventory represents the sale of gas storage inventory purchased in December 1997 at Sonat Marketing.

Investing Activities                        $(297.4)                 $(230.6)

         Net cash used in investing activities was $66.8 million higher in 1998 compared to 1997. The increase was primarily attributable to capital expenditures, which were higher due to increased developmental drilling at Sonat Exploration. Advances to unconsolidated affiliates, specifically the Destin Pipeline and the Georgia natural gas-fired power plant joint ventures, also contributed to the increase.

                                                       Three Months
                                                      Ended March 31,
                                              1998                     1997
                                                      (In Millions)

         Capital expenditures for the Company's business segments (excluding exploratory costs and unconsolidated affiliates) were as follows:

         Exploration and Production         $ 221.3                  $ 174.0
         Natural Gas Transmission              25.6                     31.8
         Energy Services                        2.2                      2.8
         Other                                  2.3                      1.0
                                            -------                  -------

         Total                              $ 251.4                  $ 209.6
                                            =======                  =======

     The  Company's  share  of  capital   expenditures  by  its   unconsolidated
affiliates was $34.9 million and $2.0 million in the first quarter of 1998 and 1997, respectively.

Financing Activities                        $  53.9                  $ (65.9)

         Financing activities provided $53.9 million in 1998 compared to requiring $65.9 million in 1997. The change was primarily attributable to increased borrowings in the current period, which helped finance higher capital expenditures and investments in joint ventures. The 1997 period also reflects much higher repurchases under the Company's stock repurchase program.

CAPITAL RESOURCES

         At March 31, 1998, the Company had bank lines of credit and a revolving credit agreement with banks with a total capacity of $1,250.0 billion. The Company's bank and commercial paper borrowings in the aggregate are not authorized to exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, after giving effect to the $639.5 million of commercial paper and $22.4 million of borrowings from the short-term line of credit, $588.1 million was available to the Company under such lines of credit and revolving credit agreement at March 31, 1998.

         Southern has filed a shelf registration statement with the Securities and Exchange Commission which, when effective, will provide for the issuance of up to $500 million in debt securities. Sonat plans to file a similar shelf registration statement in 1998.

         The Company's capital expenditures and other investing requirements for 1998 are expected to aggregate $817 million. This amount reflects investments in unconsolidated affiliates and proposed expenditures for oil and gas property acquisitions, exploration and development, pipeline expansion and other projects. The Company completed the Zilkha Energy merger on January 30, 1998, issuing $1.04 billion of common stock to the Zilkha Energy shareholders (see
Note 2 of the Notes to Condensed Consolidated Financial Statements). The Company's cash requirements relating to the Zilkha Energy merger totaled approximately $290 million, principally for repayment of debt and certain other liabilities of Zilkha Energy and transaction expenses.

         The Company has a stock repurchase program in effect through the end of 1998. As of March 31, 1998, the Company had remaining authority to purchase approximately 997,500 shares of the Company's common stock. Shares purchased under the program are expected to be reissued in connection with employee stock option and restricted stock programs.

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

         The Company's non-trading (hedging) and trading activities are implemented under a set of policies approved by the Board of Directors. In addition, all derivative activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. The Company's use of derivative instruments to reduce the effect of market volatility is described in
Note 3 of the Notes to Condensed Consolidated Financial Statements. The Risk Oversight Committee and management monitor the portfolio Value-at-Risk frequently to ensure compliance with Board limits.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains forward-looking statements regarding the Company's business plans and prospects, objectives, future drilling plans, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results may differ materially from those expressed in such forward-looking statements. Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and success of the Company's exploration and development drilling programs, which would affect production levels and reserves; the results of the Company's hedging activities; risks incident to the drilling and operation of oil and gas wells; future drilling, production and development costs and the success of the Company's internal cost reduction activities; and the requirements to receive various governmental approvals to proceed with expansion projects at Southern, and unanticipated construction delays in connection with such projects. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets. The costs and benefits of Sonat Exploration's restructuring program have been estimated based on a number of assumptions, including estimates of sales proceeds from its divestiture program, the timing of such sales, the expenses associated with the reorganization and assumed oil and gas prices. Actual results may differ from such assumptions and there can be no assurance that the estimated costs and benefits will be incurred or realized as planned or that the expected charge to earnings will be in the range estimated.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held a Special Meeting of Stockholders in Houston, Texas on January 30, 1998. The stockholders voted on the issuance of shares of the Company's common stock, as contemplated in the Agreement and Plan of Merger dated as of November 22, 1997, between the Company and Zilkha Energy Company (as set forth in the Proxy Statement/Prospectus for the Meeting)("Proposal No. 1").

         The Vote on Proposal No. 1 was as follows:

------------------ ------------------- --------------------- ------------------
                       Voted For          Voted Against          Abstained
------------------ ------------------- --------------------- ------------------
------------------ ------------------- --------------------- ------------------
Proposal No. 1         64,094,347            427,775              269,615
------------------ ------------------- --------------------- ------------------

         There were no broker non-votes (shares not voted on a matter because a nominee holding shares for a beneficial owner neither receives voting instructions from such beneficial owner nor has discretionary voting power with respect thereto) with respect to the matter voted upon at the meeting, which was approved by the shareholders.

         The Company held its 1998 Annual Meeting of Stockholders in Birmingham, Alabama, on April 23, 1998. The stockholders voted (1) to elect four Directors as members of the Board of Directors of the Company, to serve until the 2001 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified, and (2) on a proposal to elect Ernst & Young LLP as the Company's Auditor ("Proposal No. 1").

         The vote for the nominees for Director was as follows:

------------------------------- -------------------- --------------------------
Name of Nominee                      Voted For           Authority Withheld
------------------------------- -------------------- --------------------------
------------------------------- -------------------- --------------------------
Max L. Lukens                       99,594,857                1,465,402
------------------------------- -------------------- --------------------------
------------------------------- -------------------- --------------------------
Benjamin F. Payton                  99,557,304                1,502,955
------------------------------- -------------------- --------------------------
------------------------------- -------------------- --------------------------
John J. Phelan, Jr.                 99,577,828                1,482,431
------------------------------- -------------------- --------------------------
------------------------------- -------------------- --------------------------
Selim K. Zilkha                     99,523,792                1,536,467
------------------------------- -------------------- --------------------------

     The terms of William O. Bourke, Ronald L. Kuehn, Jr., Robert J. Lanigan, Charles Marshall, Michael S. Zilkha, Jerome J. Richardson, Donald G. Russell, Adrian M. Tocklin, James B. Williams, and Joe B. Wyatt continued after the meeting.

         The vote on Proposal No. 1 was as follows:

------------------- ------------------- --------------------- ------------------
                        Voted For          Voted Against          Abstained
------------------- ------------------- --------------------- ------------------
------------------- ------------------- --------------------- ------------------
Proposal No. 1         100,738,115            183,214              138,930
------------------- ------------------- --------------------- ------------------

     There were no broker non-votes with respect to either matter voted upon at the meeting. The four nominees for Director were duly elected as members of the Board of Directors and Proposal No. 1 was approved by the stockholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits(1)

Exhibit
Number                                      Exhibits


12*    Computation of Ratio of Earnings to Fixed Charges

27.1*  Financial Data Schedule for the period ended March 31, 1998

27.2*  Restated Financial Data Schedule for the period ended March 31, 1997

27.3*  Restated Financial Data Schedule for the period ended June 30, 1997

27.4*  Restated Financial Data Schedule for the period ended September 30, 1997

27.5*  Restated Financial Data Schedule for the period ended December 31, 1997

27.6*  Restated Financial Data Schedule for the period ended March 31, 1996

27.7*  Restated Financial Data Schedule for the period ended June 30, 1996

27.8*  Restated Financial Data Schedule for the period ended September 30, 1996


-------------
*   Filed herewith

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on January 22, 1998, reporting certain information under Item 5 with respect to the issuance of the Company's press release relating to its 1997 results of operations.

         The Company filed a report on Form 8-K on January 30, 1998, reporting certain information under Item 5 with respect to the issuance and sale by the Company of $100,000,000 aggregate principal amount of 6-5/8% Notes due February 1, 2008 and furnishing certain related exhibits under Item 7.

         The Company filed a report on Form 8-K on February 2, 1998, reporting certain information under Item 5 with respect to the issuance and sale by the Company of $100,000,000 aggregate principal amount of 7% Notes due February 1, 2018 and furnishing certain related exhibits under Item 7.

         The Company filed a report on Form 8-K on February 4, 1998, reporting certain information under Item 5 with respect to the approval by the stockholders of Sonat Inc., at a Special Meeting held on January 30, 1998, to issue common shares for the merger of a wholly owned subsidiary of Sonat into Zilkha Energy Company and furnishing certain related exhibits, including financial statements of Zilkha, under Item 7.

         The Company filed a Report on Form 8-K on April 23, 1998, reporting certain information under Item 5 with respect to the restructuring of Sonat Exploration Company, which was included in the Company's press release relating to first quarter earnings.




----------------------
(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

                           SONAT INC. AND SUBSIDIARIES




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SONAT INC.



Date:         May 13, 1998                By:      /s/ James E. Moylan, Jr.
       --------------------------                --------------------------
                                                 James E. Moylan, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer




Date:         May 13, 1998                By:      /s/ Thomas W. Barker, Jr.
       --------------------------                ---------------------------
                                                 Thomas W. Barker, Jr.
                                                 Vice President-Finance