Form 10-Q
period 1998-06-30
SONAT INC
filed 1998-08-13
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1998

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

                         COMMON STOCK, $1.00 PAR VALUE:

                 110,035,497 SHARES OUTSTANDING ON JULY 31, 1998

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                               (Unaudited)--June 30, 1998 and December 31, 1997                                1

                           Condensed Consolidated Statements of Operations
                               (Unaudited)--Three Months and Six Months Ended
                               June 30, 1998 and 1997                                                          2

                           Condensed Consolidated Statements of Cash Flows
                               (Unaudited)--Six Months Ended June 30, 1998 and 1997                            3

                           Notes to Condensed Consolidated Financial
                               Statements (Unaudited)                                                          4 - 16

              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                            17 - 34

PART II.      Other Information

              Item 5.      Legal Proceedings                                                                  35

              Item 6.      Exhibits and Reports on Form 8-K                                                   35

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 June 30,                   December 31,
                                                                                   1998                         1997
                                                                                           (In Thousands)
                                                        ASSETS
Current Assets:
    Cash and cash equivalents                                                      $   11,139                $   27,278
    Restricted cash (Note 2)                                                            -                       115,956
    Accounts receivable                                                               490,760                   619,581
    Inventories                                                                        63,021                    65,161
    Income taxes                                                                       26,164                     1,985
    Gas imbalance receivables                                                          13,091                    16,644
    Assets from trading activities                                                     96,035                    92,150
    Other                                                                              37,425                    42,052
                                                                                   ----------                ----------
       Total Current Assets                                                           737,635                   980,807
                                                                                   ----------                ----------

Investments in Unconsolidated Affiliates and Other                                    661,758                   553,618
                                                                                   ----------                ----------

Plant, Property and Equipment                                                       6,328,070                 6,079,239
    Less accumulated depreciation, depletion
       and amortization                                                             3,578,615                 3,096,541
                                                                                   ----------                ----------
                                                                                    2,749,455                 2,982,698
                                                                                   ----------                ----------
Deferred Charges and Other:
    Assets from trading activities                                                     28,980                     9,638
    Other                                                                             170,399                   190,298
                                                                                   ----------                ----------
                                                                                      199,379                   199,936
                                                                                   ----------                ----------

Total Assets                                                                       $4,348,227                $4,717,059
                                                                                   ==========                ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Long-term debt due within one year                                             $    9,829                $   14,508
    Unsecured notes                                                                   816,909                   446,721
    Accounts payable                                                                  481,409                   615,322
    Accrued income taxes                                                               12,579                    18,274
    Accrued interest                                                                   41,089                    37,242
    Accrued long-term compensation (Note 2)                                              -                       73,799
    Gas imbalance payables                                                             10,277                    14,320
    Liabilities from trading activities                                                86,848                    85,398
    Other                                                                              41,879                    75,299
                                                                                   ----------                ----------
       Total Current Liabilities                                                    1,500,819                 1,380,883
                                                                                   ----------                ----------

Long-Term Debt                                                                      1,101,691                 1,235,984
                                                                                   ----------                ----------

Deferred Credits and Other:
    Deferred income taxes                                                             196,190                   298,681
    Liabilities from trading activities                                                23,333                     5,014
    Other                                                                             186,387                   182,507
                                                                                   ----------                ----------
                                                                                      405,910                   486,202
                                                                                   ----------                ----------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other capital                                                    168,872                   167,786
    Retained earnings                                                               1,231,712                 1,511,085
                                                                                   ----------                ----------
                                                                                    1,400,584                 1,678,871
    Less treasury stock                                                                60,777                    64,881
                                                                                   ----------                ----------
       Total Stockholders' Equity                                                   1,339,807                 1,613,990
                                                                                   ----------                ----------

Total Liabilities and Stockholders' Equity                                         $4,348,227                $4,717,059
                                                                                   ==========                ==========

                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months                        Six Months
                                                                       Ended June 30,                    Ended June 30,
                                                                  ----------------------             ------------------
                                                             1998               1997            1998              1997
                                                             ----               ----            ----              ----
                                                                      (In Thousands, Except Per-Share Amounts)

Revenues                                                     $  925,222         $856,130        $2,034,407       $1,979,795
                                                             ----------         --------        ----------       ----------

Costs and Expenses:
    Natural gas cost                                            551,734          548,293         1,315,217        1,323,391
    Electric power cost                                         115,421           42,970           180,612           75,856
    Operating and maintenance                                    42,021           44,878            82,501           83,817
    Exploration cost                                             23,015           34,493            47,702           67,050
    General and administrative                                   35,924           59,179            75,158          103,958
    Depreciation, depletion
       and amortization                                          85,142           77,986           172,690          160,565
    Impairment of oil and gas properties                        429,827             -              429,827             -
    Restructuring costs                                          15,017             -               15,017             -
    Taxes, other than income                                     13,830           11,108            27,435           16,902
                                                             ----------         --------        ----------       ----------
                                                              1,311,931          818,907         2,346,159        1,831,539
                                                             ----------         --------        ----------       ----------

Operating Income (Loss)                                        (386,709)          37,223          (311,752)         148,256

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                 17,527            9,445            27,180           19,567
    Minority interest                                            (1,089)              76            (1,631)            (796)
    Other income, net                                             1,252            1,337             1,964            7,504
                                                             ----------         --------        ----------       ----------
                                                                 17,690           10,858            27,513           26,275
                                                             ----------         --------        ----------       ----------

Earnings (Loss) Before Interest
    and Taxes                                                  (369,019)          48,081          (284,239)         174,531
                                                             ----------         --------        ----------       ----------

Interest:
    Interest income                                               1,063            1,013             3,263            2,195
    Interest expense                                            (34,792)         (26,518)          (66,922)         (51,371)
    Interest capitalized                                          1,448            1,824             2,872            3,867
                                                             ----------         --------        ----------       ----------
                                                                (32,281)         (23,681)          (60,787)         (45,309)
                                                             ----------         --------        ----------       ----------

Income (Loss) Before Income Taxes                              (401,300)          24,400          (345,026)         129,222

Income Tax Expense (Benefit)                                   (143,322)           7,549          (125,061)          42,504
                                                             ----------         --------        ----------       ----------

Net Income (Loss)                                            $ (257,978)        $ 16,851        $ (219,965)      $   86,718
                                                             ==========         ========        ==========       ==========

Basic Earnings (Loss) Per Share
    of Common Stock                                          $    (2.34)        $    .15        $    (2.00)      $      .79
                                                             ==========         ========        ==========       ==========

Diluted Earnings (Loss) Per Share
    of Common Stock                                          $    (2.32)        $    .15        $    (1.98)      $      .77
                                                             ==========         ========        ==========       ==========

Weighted Average Shares Outstanding                             110,049          110,185           110,008          110,285
                                                             ==========         ========        ==========       ==========

Weighted Average Shares Outstanding-
    Assuming Dilution                                           111,057          111,883           111,060          111,915
                                                             ==========         ========        ==========       ==========

Dividends Paid Per Share                                     $      .27         $    .27        $      .54       $      .54
                                                             ==========         ========        ==========       ==========




                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months
                                                                                           Ended June 30,
                                                                                   1998                      1997
                                                                                           (In Thousands)
Cash Flows from Operating Activities:
    Net income (loss)                                                               $(219,965)                $  86,718
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation, depletion and amortization,
              including impairment                                                    602,517                   160,565
          Exploration cost                                                             47,702                    67,050
          Deferred income taxes                                                      (102,225)                   44,078
          Equity in earnings of unconsolidated
              affiliates, less distributions                                          (20,663)                  (15,056)
          Gas supply realignment costs                                                    563                     4,967
          Change in:
              Accounts receivable                                                     188,074                   160,415
              Inventories                                                               2,140                   (23,067)
              Accounts payable                                                       (133,913)                 (101,397)
              Accrued interest and income taxes, net                                  (26,027)                  (19,017)
              Accrued long-term compensation                                          (73,799)                    1,135
              Other current assets and liabilities                                    (11,235)                   (8,551)
              Net change from trading activities                                       (3,458)                     (127)
          Net change in restricted cash                                               115,956                      -
          Other, net                                                                   (4,820)                    6,430
                                                                                    ---------                 ---------

              Net cash provided by operating activities                               360,847                   364,143
                                                                                    ---------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (451,360)                 (416,820)
    Net proceeds from disposal of assets                                               14,479                     3,954
    Exploration cost, excluding lease write-offs                                      (23,758)                  (50,512)
    Investments in unconsolidated affiliates and other                                (88,645)                     (572)
                                                                                    ---------                 ---------

              Net cash used in investing activities                                  (549,284)                 (463,950)
                                                                                    ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                          400,000                   750,000
    Payments of long-term debt                                                       (540,834)                 (700,455)
    Changes in short-term borrowings                                                  370,188                   122,701
                                                                                    ---------                 ---------
       Net changes in debt                                                            229,354                   172,246
    Dividends paid                                                                    (59,408)                  (46,489)
    Treasury stock purchases                                                           (1,289)                  (40,849)
    Other equity                                                                        3,641                     7,628
                                                                                    ---------                 ---------

              Net cash provided by financing activities                               172,298                    92,536
                                                                                    ---------                 ---------

Net Decrease in Cash and Cash Equivalents                                             (16,139)                   (7,271)

Cash and Cash Equivalents at Beginning of Period                                       27,278                    48,009
                                                                                    ---------                 ---------

Cash and Cash Equivalents at End of Period                                          $  11,139                 $  40,738
                                                                                    =========                 =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $  58,270                 $  43,502
    Income taxes paid, net                                                              7,395                    21,896


                                                See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated financial statements of Sonat Inc. (Sonat) and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments, including those of a normal recurring nature, have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

         The 1997 periods have been restated to reflect the Company's merger with Zilkha Energy Company (see Note 2). Certain other amounts in the 1997 condensed consolidated financial statements and notes have been reclassified to conform with the 1998 presentation.

         During the first quarter of 1998, the Company recognized the effect of a change in salvage values, including reversal of excess depreciation expense, relating to certain fixed assets, primarily aircraft and vehicles. The change, which was to comply with recent Federal Energy Regulatory Commission (FERC) directives, increased net income for the six-month period ended June 30, 1998, by $4.4 million. The effect of the change on the three-month period ended June 30, 1998, was not material.

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

         The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board (APB) Opinion No. 16. Accordingly, all prior period condensed consolidated financial statements, notes and operational data have been restated to include Sonat Exploration GOM as if it had always been a part of Sonat.

         There were no transactions between Sonat and Sonat Exploration GOM prior to the combination.

         The following are the revenues and net income for the previously separate companies and the combined amounts presented in these condensed consolidated financial statements.

                                  Three Months                        Six Months
                               Ended June 30, 1997                Ended June 30, 1997
                               -------------------                -------------------
                                                  (In Thousands)
Revenues
    Sonat Inc.                      $815,864                           $1,888,102
    Sonat Exploration GOM             40,266                               91,693
                                    --------                           ----------
       Combined                     $856,130                           $1,979,795
                                    ========                           ==========

Net Income (Loss)
    Sonat Inc.                      $ 36,223                           $  103,069
    Sonat Exploration GOM            (19,372)                             (16,351)
                                    --------                           ----------
       Combined                     $ 16,851                           $   86,718
                                    ========                           ==========

         At December 31, 1997, Sonat Exploration GOM had accrued $73.8 million, which represented compensation due to certain employees under deferred compensation plans. The liability was estimated based on the fair market value of Sonat Exploration GOM as of December 31, 1997. The Company's restricted cash deposit at December 31, 1997, reflected on the Condensed Consolidated Balance Sheet was used to settle this liability and certain other merger related expenses.

         Sonat Exploration Company Restructuring - On April 23, 1998, the Company announced a restructuring of Sonat Exploration Company. The restructuring includes significant property sales and certain cost reduction activities associated with a reduction in work force. Oil and natural gas properties with a net book value of $638.4 million having approximately 500 billion cubic feet of natural gas equivalent reserves and daily net production of approximately 190 million cubic feet of natural gas equivalent are being sold. The Company expects the sales will be completed by the end of the third quarter of 1998 with proceeds used to pay down debt. Based on an estimate of sales proceeds and as the result of other impairments and charges, the Company booked an after-tax charge of $289.1 million in the second quarter of 1998.

         The restructuring charge is comprised primarily of two items; $279 million for impairment of properties and approximately $10 million for other restructuring expenses primarily associated with a reduction in work force. The Company reviewed all of its oil and natural gas reserves during the second quarter of 1998. Based on that review, Sonat Exploration revised downward proved reserves by a net 199 Bcfe from year-end 1997 proved reserves. The majority of the work force reductions were completed by the end of the second quarter. The remaining reductions under the plan are expected to be completed concurrent with the remaining property sales expected to close by the end of the third quarter as discussed above.

         The asset impairments are associated primarily with the properties to be disposed of in the Company's divestiture program. The impairment loss associated with these assets to be disposed of, calculated as the difference between the estimated fair value less costs to sell and the carrying amount, is estimated at $160 million, net of gains on certain properties included in the divestiture program. The asset impairments also include the impairment of certain assets to be held and used, which were composed primarily of producing properties, non-producing leaseholds and deferred data costs. The impairment loss associated with these assets was estimated at $119 million. The Condensed Consolidated Statement of Operations for both 1998 periods includes revenues of $27.0 million associated with these properties for the period of planned disposal. The Company has recorded a reserve of $12.4 million to eliminate from total Company operating results the portion of the operating results attributable to the sales package properties which occurred after the sales package effective date.

3.       Trading Activities and Derivative Financial Instruments

         The Company uses derivative instruments (commodity futures contracts, options and price swap agreements) to both hedge its commodity price risk on natural gas, crude oil and electricity, and as a market maker (trading activity) in natural gas.

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

         Options can be exchange traded on the NYMEX or traded over the counter. Exchange traded and over-the-counter options give the owner the right, but not the obligation, to a futures contract, or to buy or sell an underlying commodity at a given price, respectively.

3.       Trading Activities and Derivative Financial Instruments (Cont'd)

         At June 30, 1998, the Company had outstanding energy commodity futures, swaps and options. In the table below, buys of swaps represent either 1) payment of fixed price and receipt of NYMEX or index; or 2) payment of NYMEX or index and receipt of index. The notional volume and terms of these transactions are as follows:

                                                                       Notional Volume                 Maximum
Commodity                                                            Buy             Sell               Term
---------                                                            ---             ----               ----
Natural Gas (Tbtu)                                                1,070.15         1,199.22           72 months
Electricity (Thousands of MWh)                                       87.2             70.4             2 months
Oil (Millions of Barrels)                                             4.4              -              72 months

Derivative Commodity Instruments Held or Issued for Trading Purposes

         The Company maintains active trading positions in energy commodity futures, swap and option contracts and limits its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions, and limit and monitoring procedures. The trading operation also enters into energy commodity purchase and sale commitments. These activities constitute its trading business and are essential to provide customers with market products at competitive prices. All of these trading positions are reported at fair value and recorded under the heading of Assets/Liabilities from Trading Activities (current and long-term) in the Condensed Consolidated Balance Sheets. The change in fair value is recognized in revenues as it occurs. Fair value is subject to change and reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating Sonat Marketing's position in an orderly manner over a reasonable period of time under present market conditions.

         The  amounts   disclosed  in  the   following   table   represent   the
end-of-period fair value and the average fair value of the trading portfolio.

                                                            Fair Value                   Average Fair Value
                                                         (Carrying Amount)               for the Six Months
                                                           as of 6/30/98                    Ended 6/30/98
                                                                            (In Thousands)

Energy Commodity Trading:
    Assets                                                     $125,015                         $93,246
    Liabilities                                                 101,181                          80,099
=======================================================================================================

     Net trading gains for the three months and six months ended June 30, 1998, are $8.9 million and $18.2 million, respectively.

3.       Trading Activities and Derivative Financial Instruments (Cont'd)

Derivative Commodity Instruments Held or Issued for Purposes Other Than Trading

         Derivative positions taken specifically to mitigate market price risk associated with significant physical transactions are accounted for using hedge accounting provided they meet hedge accounting criteria. Under hedge accounting, gains and losses from futures are deferred in the Condensed Consolidated Balance Sheets in Deferred Credits and Other and recognized in earnings in conjunction with the revenue recognition of the underlying physical transaction. Each net payment/receipt due or owed under a swap agreement is recognized in earnings during the period to which the payment/receipt relates, and there is no recognition in the Condensed Consolidated Balance Sheets for changes in the swap's fair value. Gains or losses resulting from settlement of swaps are amortized over their original terms.

         The derivative instruments used to hedge commodity transactions have historically had high correlation with commodity prices and are expected to continue to do so. In the event that correlation falls below allowable levels, the gains or losses associated with the hedging instruments are immediately recognized to the extent that correlation is lost.

         Sonat Exploration's production is hedged by entering into intercompany swaps with Sonat Marketing. The exposure that Sonat Marketing assumes from Sonat Exploration is then hedged by entering into derivative instruments with outside counterparties. Sonat Marketing and Sonat Power Marketing also hedge third-party purchases and sales by entering into commodity futures, swaps and options. The information in the following table represents the fair value of all outstanding derivative positions as of June 30, 1998. Not included are the related physical positions that these derivative positions hedge.

                                                               Fair Value
                                                             (In Thousands)
         Natural Gas                                            $(54,545)
         Electricity                                              (1,783)

         Deferred amounts on open futures positions will mature over 1998 and 1999.

Credit Risk from Derivative Activities

         NYMEX traded futures are guaranteed by the NYMEX and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. The Company has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. The credit risk resulting from in-the-money swaps is monitored on a regular basis against established collateralization limits. Due to changes in market conditions, the market value of swaps and options and the associated credit exposure with the counterparties can change significantly. At June 30, 1998, the market value of the Company's in-the-money swaps and options was $5.3 million, and all counterparties were within collateral limits. Reserves for credit risk are established as necessary.

4.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                                     Three Months                        Six Months
                                                                    Ended June 30,                     Ended June 30,
                                                                 -------------------                -----------------
                                                            1998              1997             1998              1997
                                                            ----              ----             ----              ----
                                                                                 (In Thousands)

Company's Share of Reported Earnings (Losses):

    Exploration and Production                             $   177            $   84          $   321           $   201
                                                           -------            ------          -------           -------

    Natural Gas Transmission:
       Citrus Corp.                                         10,482             5,807           14,993            12,102
       Amortization of Citrus basis
          difference                                           346               346              692               692
       Bear Creek Storage                                    2,446             2,623            4,535             5,331
       Destin Pipeline                                       3,074               106            5,134               119
       Other                                                    91               (28)              67               (53)
                                                           -------            ------          -------           -------
                                                            16,439             8,854           25,421            18,191
                                                           -------            ------          -------           -------

    Energy Services                                            556               191              781               483
                                                           -------            ------          -------           -------

    Other                                                      355               316              657               692
                                                           -------            ------          -------           -------

                                                           $17,527            $9,445          $27,180           $19,567
                                                           =======            ======          =======           =======


         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp., the parent company of Florida Gas Transmission Company. Southern Natural Gas Company (Southern) owns a one-third interest in Destin Pipeline Company, L.L.C. and a subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                  $161,981          $189,546         $295,562          $359,150
Expenses:
    Natural gas cost                                        70,989           104,988          129,603           187,265
    Operating expenses                                      20,900            27,980           44,887            50,430
    Depreciation and amortization                           13,009            14,382           25,731            34,587
    Interest and other                                      23,070            24,247           46,490            48,482
    Income taxes                                            13,049             6,335           18,865            14,182
                                                          --------          --------         --------          --------

Income Reported                                           $ 20,964          $ 11,614         $ 29,986          $ 24,204
                                                          ========          ========         ========          ========

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                    $8,821            $8,973          $17,850           $18,319
Expenses:
    Operating expenses                                       1,452             1,120            3,753             2,361
    Depreciation                                             1,360             1,358            2,719             2,714
    Other expenses, net                                      1,116             1,248            2,308             2,581
                                                            ------            ------          -------           -------

Income Reported                                             $4,893            $5,247          $ 9,070           $10,663
                                                            ======            ======          =======           =======


         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline, a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water development in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service in August 1998, and fully in service by January 1999. The FERC has approved two extensions of Destin for a total filed cost of an additional $56 million. The total cost of Destin is now estimated to be $416 million. Destin's earnings in 1997 and 1998 primarily relate to the allowance for funds used during construction capitalized on its expenditures to date.

5.       Debt and Lines of Credit

         Long-Term Debt and Lines of Credit - Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. At December 31, 1997, there was an outstanding balance of $130.0 million. During the first six months of 1998, $70.0 million was borrowed and $200.0 million was repaid under the revolving credit agreement, resulting in no amounts outstanding at June 30, 1998.

         In late January 1998, Sonat made two public offerings of Notes pursuant to a shelf registration statement. In one offering, Sonat issued $100 million of 6 5/8 percent Notes due February 1, 2008, at 99.531 percent to yield 6.69 percent. In the other offering, Sonat issued $100 million of 7 percent Notes due February 1, 2018, at 99.787 percent to yield 7.02 percent. The net proceeds from the offerings were used for general corporate purposes, including capital expenditures, working capital and repayment of debt.

         Unsecured Notes - Loans under all short-term credit facilities are for a duration of less than three months.

         In late January 1998, Sonat completed a new 364-day $700 million revolving credit facility with 20 banks. In connection with this new facility the Company terminated existing lines of credit providing for up to $200 million of borrowings. At June 30, 1998, Sonat had short-term lines of credit of $700.0 million available through January 25, 1999. Southern had short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1998, Sonat had $12.7 million outstanding under its agreement at a rate of 6.56 percent. No amounts were outstanding under Southern's agreement.

         Sonat had $804.2 million in commercial paper outstanding at an average rate of 5.81 percent at June 30, 1998.

6.       Rate Matters and Contingencies

         Periodically, Southern and its subsidiaries make general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At June 30, 1998, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore not collected subject to refund.

7.       Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Comprehensive income, net of related tax, is as follows:

                                                       Three Months                        Six Months
                                                      Ended June 30,                     Ended June 30,
                                                  ---------------------               -----------------
                                                     1998                1997              1998             1997
                                                     ----                ----              ----             ----
                                                                             (In Thousands)

Net Income (Loss)                                    $(257,978)          $16,851          $(219,965)        $86,718
Unrealized Gains (Loss)
    on Securities                                         (438)              550                826           1,953
                                                     ---------           -------          ---------         -------
Comprehensive Income                                 $(258,416)          $17,401          $(219,139)        $88,671
                                                     =========           =======          =========         =======

         Common Stock and Other Capital in the Condensed Consolidated Balance Sheets includes $4.0 million at June 30, 1998, and $3.2 million at December 31, 1997, related to other comprehensive income, which is comprised of unrealized gains on securities.

8.       Segment Information

         As of January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company had previously modified its definition of segments to conform to the approach required by SFAS No. 131.

         The Company's consolidated financial statements reflect operations in three segments: Exploration and Production, Natural Gas Transmission and Energy Services.

                                                                  Three Months Ended June 30, 1998
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                 $  42,229              $82,806          $800,164        $   23         $ 925,222

Intersegment Revenues                    106,041               12,694              -            9,935           128,670

Earnings (Loss) Before
    Interest and Taxes                  (435,178)              63,147             1,644         1,368          (369,019)


                                                                  Three Months Ended June 30, 1997
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                 $  76,443              $83,257          $696,425       $     5         $ 856,130

Intersegment Revenues                     75,548               20,125              -           12,467           108,140

Earnings (Loss) Before
    Interest and Taxes                   (10,152)              55,052              (170)        3,351            48,081


                                                                  Six Months Ended June 30, 1998
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                 $ 122,067             $175,094         $1,737,219      $    27        $2,034,407

Intersegment Revenues                    188,106               25,907              -           22,307           236,320

Earnings (Loss) Before
    Interest and Taxes                  (422,141)             132,062              2,480        3,360          (284,239)


                                                                  Six Months Ended June 30, 1997
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                 $ 167,716             $155,864         $1,656,204      $    11        $1,979,795

Intersegment Revenues                    189,904               46,684              -           21,357           257,945

Earnings Before
    Interest and Taxes                    52,750              115,156                754        5,871           174,531


                                                                Three Months                       Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           ---------------------              -----------------
                                                      1998              1997              1998             1997
                                                      ----              ----              ----             ----
                                                                            (In Thousands)
Total Earnings (Loss) Before
    Interest and Taxes for
    Reportable Segments                              $(369,019)         $ 48,081        $(284,239)         $174,531
Interest Income                                          1,063             1,013            3,263             2,195
Interest Expense                                       (34,792)          (26,518)         (66,922)          (51,371)
Interest Capitalized                                     1,448             1,824            2,872             3,867
                                                     ---------          --------        ---------          --------

Income (Loss) Before Income
    Taxes                                            $(401,300)         $ 24,400        $(345,026)         $129,222
                                                     =========          ========        =========          ========


         Assets for the Company's three segments are as follows:

                                                   June 30, 1998
                                                  (In Thousands)
         Assets by Segment
             Exploration and Production              $ 1,927,432
             Natural Gas Transmission                  1,804,020
             Energy Services                             704,795

9.       Earnings Per Share

         The calculation of diluted earnings per share differs from that of basic earnings per share due to the denominator for the diluted calculation including common stock equivalents applicable to outstanding stock options.

         The following table presents the computation of basic and diluted earnings (loss) per share of common stock:

                                                                    Three Months                       Six Months
                                                                   Ended June 30,                    Ended June 30,
                                                               ---------------------              -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                              (In Thousands, Except
                                                                               Per-Share Amounts)

Numerator:
    Net income (Loss)                                    $(257,978)         $ 16,851        $(219,965)         $ 86,718
                                                         =========          ========        =========          ========

Denominator:

    Denominator for Basic Earnings Per Share:

    Weighted average number of
       shares of common stock
       outstanding                                         110,049           110,185          110,008           110,285

    Effect of Dilutive Securities:

    Common stock equivalents
       applicable to outstanding
       stock options                                         1,008             1,698            1,052             1,630
                                                         ---------          --------        ---------          --------

    Denominator for Diluted Earnings Per Share:

    Adjusted weighted average
       shares using treasury
       stock method for assumed
       conversions                                         111,057           111,883          111,060           111,915
                                                         =========          ========        =========          ========


Basic Earnings (Loss) Per Share
    of Common Stock                                      $   (2.34)         $    .15        $   (2.00)         $    .79
                                                         =========          ========        =========          ========

Diluted Earnings (Loss) Per Share
    of Common Stock                                      $   (2.32)         $    .15        $   (1.98)         $    .77
                                                         =========          ========        =========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. The table also shows the effect of a major restructuring program recorded in the second quarter of 1998 that affects earnings before interest and taxes (EBIT) and net income comparisons. The table is presented because management believes this information enhances the analysis of results of operations.

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                            1998            1997              1998              1997
                                                            ----            ----              ----              ----
                                                                                 (In Millions)
Earnings (Loss) Before Interest and Taxes:
    Exploration and production                           $(435.1)           $(10.1)         $(422.1)           $ 52.8
    Natural gas transmission                                63.1              55.1            132.0             115.2
    Energy services                                          1.7               (.2)             2.5                .7
    Other                                                    1.3               3.2              3.4               5.8
                                                         -------            ------          -------            ------
                                                          (369.0)             48.0           (284.2)            174.5
Adjustment for Restructuring Program:
    Exploration and Production
       Impairment of oil and gas
          properties                                      (429.8)              -             (429.8)              -
       Restructuring costs                                 (15.0)              -              (15.0)              -
                                                         -------            ------          -------            ----
Earnings Before Interest and Taxes
    Excluding Unusual Item                               $  75.8            $ 48.0          $ 160.6            $174.5
                                                         =======            ======          =======            ======


Net Income (Loss) As Reported                            $(258.0)           $ 16.9          $(220.0)           $ 86.7
Adjustment for Restructuring Program:
    Exploration and Production
       Impairment of oil and gas
          properties                                      (279.4)              -             (279.4)              -
       Restructuring costs                                  (9.7)              -               (9.7)              -
                                                         -------            ------          -------            ------
Net Income Excluding Unusual Item                        $  31.1            $ 16.9          $  69.1            $ 86.7
                                                         =======            ======          =======            ======

Earnings (Loss) Per Share of
    Common Stock                                         $ (2.34)           $  .15          $ (2.00)           $  .79
                                                         =======            ======          =======            ======
Earnings (Loss) Per Share of
    Common Stock-Assuming Dilution                       $ (2.32)           $  .15          $ (1.98)           $  .77
                                                         =======            ======          =======            ======

Earnings Per Share of Common Stock
    Excluding Unusual Item                               $   .28            $  .15          $   .63            $  .79
                                                         =======            ======          =======            ======
Earnings Per Share of Common Stock
    Excluding Unusual Item-
    Assuming Dilution                                    $   .28            $  .15          $   .62            $  .77
                                                         =======            ======          =======            ======

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

         Following the merger with Zilkha Energy, the Company undertook a comprehensive review of its exploration and production business to improve its overall financial performance. As a consequence, a major restructuring program was announced in April 1998. Steps originally announced included the sale of oil and gas properties, consolidation of business units and a substantial work force reduction.

         Oil and gas properties to be sold have proved reserves of approximately 500 billion cubic feet of natural gas equivalent (Bcfe) and daily net production of approximately 190 million cubic feet (MMcf) of natural gas equivalent. The divestiture includes all of the Company's Austin Chalk, Arkoma Basin and substantially all onshore Gulf Coast properties as well as various properties from other business units. No significant properties from the Zilkha Energy merger or in the Cotton Valley Pinnacle Reef Trend are included in the divestiture program. The property sales are expected to be completed during the third quarter of 1998.

         Sonat Exploration has consolidated its business units from seven to three. This action, together with related staff reductions, when complete, will reduce its workforce by approximately 220 people, or approximately one-fourth of the Sonat Exploration workforce, including those employed by Sonat Exploration GOM Inc., the former Zilkha Energy. The majority of the work force reductions were completed by the end of the second quarter. The remaining reductions under the plan are expected to be completed concurrent with the remaining property sales expected to close by the end of the third quarter as discussed above.

         In addition to these previously announced steps, the Company reviewed all of its oil and natural gas reserves during the second quarter of 1998. Based on that review, Sonat Exploration has revised downward proved reserves by a net 199 Bcfe from year-end 1997 proved reserves and has impaired additional properties. A substantial portion of the additional impaired properties is in the Cotton Valley Pinnacle Reef trend following an unsuccessful exploratory well in the Opelika region of the play in June 1998 and poor well performance of recently completed wells in the Bear Grass area of the trend. The effect of the further impairments is substantially offset by the better than expected results now anticipated from the property sales effort.

         Therefore, the after-tax restructuring charge, estimated previously as being up to $275 million, is $289.1 million, which was recorded in the second quarter of 1998. As a result of the restructuring and giving effect to the sale of oil and gas properties, Sonat Exploration's proved reserves as of June 30, 1998, are approximately 1.7 trillion cubic feet of natural gas equivalent.

         Management believes the steps being taken will significantly improve Sonat Exploration's financial performance. Going forward, Sonat expects its total unit costs, other than interest, to be $1.59 per thousand cubic feet (Mcf) of natural gas equivalent, down sharply from $1.89 in first quarter of 1998. Sonat Exploration's total 1998 production, not including volumes from the properties being sold after the effective sales dates, is now expected to be 258 Bcfe.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                          1998              1997             1998               1997
                                                          ----              ----             ----               ----
                                                                                 (In Millions)

Revenues                                                 $ 148.3            $152.0          $ 310.2            $357.6
                                                         -------            ------          -------            ------

Costs and Expenses:
    Operating and maintenance                               19.2              20.8             38.6              40.1
    Exploration cost                                        23.0              34.6             47.7              67.1
    General and administrative                              16.6              36.4             34.8              54.0
    Depreciation, depletion and
       amortization                                         69.3              64.8            148.7             133.1
    Impairment of oil and gas
       properties                                          429.8               -              429.8               -
    Restructuring costs                                     15.0               -               15.0               -
    Taxes and other                                         10.8               6.0             18.1              13.1
                                                         -------            ------          -------            ------
                                                           583.7             162.6            732.7             307.4
                                                         -------            ------          -------            ------
Operating Income (Loss)                                   (435.4)            (10.6)          (422.5)             50.2
Other Income                                                  .3                .5               .4               2.6
                                                         -------            ------          -------            ------

Earnings (Loss) Before Interest
    and Taxes As Reported                                 (435.1)            (10.1)          (422.1)             52.8
Restructuring and Impairment of
    Oil and Gas Properties                                (444.8)              -             (444.8)              -
                                                         -------            ------          -------            ------
Earnings (Loss) Before Interest and
    Taxes Excluding Unusual Item                         $   9.7            $(10.1)         $  22.7            $ 52.8
                                                         =======            ======          =======            ======


Net Sales Volumes:
    Gas (Bcf)                                                 60                62              123               129
    Oil and condensate (MBbls)                             1,784             1,312            3,734             2,706
    Natural gas liquids (MBbls)                              591               414            1,175               796
---------------------------------------------------------------------------------------------------------------------

Average Sales Prices:
    Gas ($/Mcf)                                          $  2.00            $ 1.97          $  2.01            $ 2.26
    Oil and condensate ($/Bbl)                             13.00             19.30            13.92             20.65
    Natural gas liquids ($/Bbl)                             8.81              8.39             9.27             12.41
---------------------------------------------------------------------------------------------------------------------

Second Quarter 1998 to Second Quarter 1997 Analysis

         EBIT increased $19.8 million after excluding the recognition of charges of $448.8 million for restructuring and impairment costs in the second quarter of 1998 (see Note 2 of the Notes to Condensed Consolidated Financial Statements), primarily due to lower costs and expenses, partly offset by lower revenues.

         Realized oil and condensate prices decreased 33 percent to an average of $13.00 per barrel from $19.30 per barrel in the second quarter of 1997. Natural gas production decreased slightly to 60 Bcf from 62 Bcf in the second quarter of 1997. Oil and condensate production increased 36 percent and average realized natural gas prices increased slightly to $2.00 per Mcf to partially offset these unfavorable factors.

         Costs and expenses were $23.7 million lower after excluding the charge for restructuring and impairment costs discussed earlier. General and administrative expense decreased 54 percent primarily due to executive compensation expense at Sonat Exploration GOM (formerly Zilkha Energy) in the 1997 period. Exploration cost decreased 34 percent as a result of lower dry hole costs and lower seismic expenses. Depreciation, depletion and amortization expense includes a reserve relating to the operation of properties to be sold (see Note 2 of the Notes to Condensed Consolidated Financial Statements). Excluding this reserve, depreciation, depletion and amortization expense decreased by seven percent due to a lower amortization rate ($.77 for the 1998 period compared to $.89 for the 1997 period).

         Other income was slightly lower for the three-month 1998 period compared with the three-month 1997 period due to gains on the disposal of marketable securities held by Sonat Exploration GOM in the 1997 period.

Six Months 1998 to Six Months 1997 Analysis

         EBIT decreased $30.1 million after excluding the $444.8 million charge for restructuring and impairment costs, discussed earlier, primarily due to lower revenues resulting from lower natural gas and oil and condensate prices and lower natural gas production. Average realized natural gas prices decreased 11 percent to $2.01 per Mcf for the six-month 1998 period from $2.26 per Mcf for the six-month 1997 period. Realized oil and condensate prices decreased 33 percent to an average of $13.92 per barrel from $20.65 per barrel in the 1997 six-month period. Natural gas production declined five percent. Oil and condensate production increased 38 percent, slightly offsetting these unfavorable factors.

         Costs and expenses were $19.5 million lower after excluding the charge for restructuring and impairment costs. General and administrative expense decreased 36 percent primarily as a result of executive compensation expense for Sonat Exploration GOM which was included in the 1997 period. Exploration cost decreased 29 percent due to lower seismic expense and dry hole costs. These favorable factors were partially offset by higher depreciation expense primarily due to the aforementioned reserve.

         Other income was lower for the six-month 1998 period compared with the six-month 1997 period due to gains on the disposal of marketable securities in the 1997 period.

Hedging Activities

         Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production, which it sells in the spot market. (See Market Risk and Note 3 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions offset the changes in revenue recognized on the sale of the commodity. Natural gas revenues were reduced by $3.1 million and $1.9 million in the three-month and six-month periods ended June 30, 1998, and were reduced by $1.7 million and $18.9 million in the three-month and six-month periods ended June 30, 1997, respectively, as a result of hedging activities. There were no oil hedging activities reflected in the 1998 period. Hedging activities increased oil revenues by $.2 million in the three-month period ended June 30, 1997, and reduced oil revenues by $.7 million in the six-month period ended June 30, 1997.

         A portion of Sonat Exploration's future gas production is hedged through the year 2001. Sonat Exploration's hedged gas production is as follows:

                                                                     Weighted
                                                                      Average
                                            Volumes                    Price
                                             (Bcf)                   (per Mcf)
Remainder of 1998                            28.1                      $2.33
1999                                         62.5                      $2.13
2000                                         42.3                      $2.16
2001                                          4.4                      $2.30
----------------------------------------------------------------------------
                                            137.3                      $2.18
============================================================================

NATURAL GAS TRANSMISSION

         The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern) and Citrus Corp. (a 50 percent-owned company). Southern and Citrus are actively pursuing opportunities to expand their pipeline systems in their traditional market areas and to connect new gas supplies.

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline Company, L.L.C., a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline. Eight other shippers have also dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service in August 1998, and fully in service by January 1999. In June 1998, the Federal Energy Regulatory Commission
(FERC) approved Destin's application to extend its pipeline system approximately 14 miles to transport additional gas reserves committed to Destin's system. This extension, which will cost approximately $19 million, is expected to be in service in late 1998. In July 1998 the FERC also approved another Destin application to extend its pipeline by approximately 31 miles at a cost of approximately $37 million to transport additional gas reserves committed to its system. This extension is expected to be in service in early 1999. The total cost of Destin is now estimated to be $416 million.

         Southern is moving forward on three expansions to northern Alabama, eastern Tennessee, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers primarily in eastern Tennessee received FERC approval in April 1998 and is anticipated to go in service in November 1998. Southern has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama received FERC approval in March 1998 and is also expected to go in service in the fourth quarter of 1998. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

         In December 1997, an affiliate of AGL Resources, Inc. and Southern formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and the city of Austell, Georgia. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah LNG filed a certificate application with the FERC in April 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Market transportation and
       storage                                             $77.9            $ 74.6           $161.4            $157.8
    Supply transportation                                   12.1              12.4             23.7              22.9
    Other                                                    5.5              16.5             15.9              21.9
                                                           -----            ------           ------            ------
       Total Revenues                                       95.5             103.5            201.0             202.6
                                                           -----            ------           ------            ------

Costs and Expenses:
    Operating and maintenance                               19.0              22.2             38.6              39.8
    General and administrative                              12.2              19.1             27.7              37.1
    Depreciation and amortization                           13.1              11.9             18.6              23.6
    Taxes, other than income                                 5.4               4.8             10.7              10.0
                                                           -----            ------           ------            ------
                                                            49.7              58.0             95.6             110.5
                                                           -----            ------           ------            ------

Operating Income                                            45.8              45.5            105.4              92.1
                                                           -----            ------           ------            ------
Other Income:
    Equity in Earnings of
       Unconsolidated Affiliates                             5.6               2.7              9.7               5.4
    Other                                                    1.1              .9                1.8               4.9
                                                           -----          ------             ------            ------
                                                             6.7               3.6             11.5              10.3
                                                           -----            ------           ------            ------

Earnings Before Interest and Taxes                         $52.5            $ 49.1           $116.9            $102.4
                                                           =====            ======           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation                                    137               136              322               306
    Supply transportation                                    103               100              198               180
                                                           -----            ------           ------            ------
       Total Volumes                                         240               236              520               486
                                                           =====            ======           ======            ======

    Transition gas sales                                       3                17                6                35
                                                           =====            ======           ======            ======

CITRUS CORP.

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Equity in Earnings of
    Citrus Corp.                                           $ 10.8           $  6.2            $ 15.7           $ 12.8
                                                           ======           ======            ======           ======

                                                                             (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                     109              124               204              222
    Supply transportation                                       9                6                16               13
                                                           ------           ------            ------           ------
       Total Volumes                                          118              130               220              235
                                                           ======           ======            ======           ======


Second Quarter 1998 to Second Quarter 1997 Analysis

         Southern Natural Gas Company and Subsidiaries - EBIT for Southern was $52.5 million compared with $49.1 million in the second quarter of 1997. The increase was primarily due to lower expenses of Southern and higher equity in earnings of the Destin Pipeline. Partially offsetting was the effect of a $10 million reserve adjustment in the second quarter of 1997 relating to Southern's obligation to pay royalty claims in connection with take-or-pay settlements entered into in the 1980's. The adjustment related to a favorable state court ruling.

         Market transportation revenues increased as a result of recent expansions. Other revenue decreased primarily due to the reserve adjustment of $10 million included in the 1997 period. Operating and maintenance expense decreased primarily due to lower fuel costs. General and administrative expenses decreased primarily due to lower employee benefit expenses and stock-based compensation. Depreciation and amortization expense increased in the 1998 period due to plant additions and pursuant to a provision of the customer settlement allowing a deferral of depreciation on certain plant categories until March 1, 1998.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin Pipeline, primarily resulting from the allowance for funds used during construction (AFUDC) capitalized.

         Citrus - Equity in earnings of Citrus increased $4.6 million to $10.8 million. The increase is primarily due to the recognition of credits on a gas supply agreement and lower operating expenses, slightly offset by reduced utilization of firm transportation capacity held by Citrus Trading.

Six Months 1998 to Six Months 1997 Analysis

         Southern Natural Gas Company and Subsidiaries - EBIT was $116.9 million for the six months ending June 30, 1998, compared with $102.4 million for the 1997 period. The increase was primarily due to expansions placed in service, lower expenses and earnings of Destin Pipeline. Partially offsetting was the net effect of reserve adjustments made in the 1997 and 1998 periods, which is discussed below.

         Market transportation revenues improved primarily due to recent expansions. Other revenues decreased due to a favorable 1997 reserve adjustment, discussed earlier, offset partially by the reversal of the remaining royalty reserves in 1998. Such reversal has been made because management has determined that the likelihood of the Company making any significant royalty payments as a result of its prior take-or-pay settlements is remote. Operating and maintenance expense decreased primarily due to lower fuel costs. General and administrative expenses decreased primarily due to lower employee benefit expenses, lower insurance expenses and lower stock-based compensation. Depreciation and amortization expense decreased primarily due to an adjustment of the salvage value on certain fixed assets (see Note 1 of the Notes to Condensed Consolidated Financial Statements).

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin Pipeline, primarily resulting from AFUDC capitalized on its current construction costs. Other income was lower primarily due to the recognition of a gain on the termination of a forward rate agreement in the 1997 period.

         Citrus - Equity in earnings of Citrus increased $2.9 million to $15.7 million. The increase is the result of the recognition of credits on a gas supply agreement, lower operating expenses and lower interest expense, partially offset by reduced utilization of firm transportation capacity held by Citrus Trading and lower revenues at Florida Gas due to lower throughput.

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

ENERGY SERVICES

         Sonat Energy Services, through its majority-owned subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing activities in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration's natural gas production, as well as purchasing and reselling gas for other customers. Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies and is focused on expanding its wholesale electric business. Both of these subsidiaries utilize derivative instruments in managing commodity price risk (see Market Risk and Note 3 of the Notes to Condensed Consolidated Financial Statements).

         In 1998 a subsidiary of Sonat Energy Services acquired a 50 percent interest in a natural gas-fired power plant in Georgia (the Mid-Georgia Cogen plant) for a gross investment of approximately $28 million. The power plant began operations in June 1998. In July 1998, Sonat Energy Services announced a joint venture with Calpine Corporation to develop a 680-megawatt natural gas-fired peaking power plant near Columbus, Georgia. The Cataula Power Plant is scheduled to begin commercial operation in June 2000. The plant will provide energy to serve the growing Georgia and Southeast power markets during peak power demand periods. Sonat Energy Services is pursuing additional power plant opportunities.

         Sonat Intrastate-Alabama Inc. (SIA), a wholly owned subsidiary of Sonat Energy Services, owns an approximately 450-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. SIA's throughput in the first six months of 1998 was 20 Bcf compared with 16 Bcf in the first six months of 1997.

         Sonat Power Systems Inc., a wholly owned subsidiary of Sonat, formed a strategic alliance in 1997 with AlliedSignal Power Systems Inc., an unaffiliated company, to market and support its onsite electric power systems in 13 Southern states from Texas to Virginia, plus the District of Columbia.

ENERGY SERVICES

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)

Revenues                                                  $800.2            $696.4           $1,737.2          $1,656.2
                                                          ======            ======           ========          ========

Operating Income (Loss)                                   $  2.2            $ (0.4)          $    3.3          $    1.1
                                                          ======            ======           ========          ========

Earnings (Loss) Before Interest
    and Taxes                                             $  1.7            $ (0.2)          $    2.5          $    0.7
                                                          ======            ======           ========          ========

Physical Volumes:
    Sonat Marketing Gas Sales
       Volumes (100%)
          (Billion Cubic Feet)                               284               299                644               603
                                                          ======            ======           ========          ========

    Sonat Power Marketing Sales
       Volumes (100%)
          (Thousands of Megawatt Hours)                    2,729             1,921              5,899             3,318
                                                          ======            ======           ========          ========

Financial Settlements (Notional):
    (Bcf/d)                                                  7.3               3.0                7.0               3.0
                                                          ======            ======           ========          ========


Second Quarter 1998 to Second Quarter 1997 Analysis

         Second quarter 1998 financial results improved from second quarter 1997 levels as EBIT rose to $1.7 million from a loss of $.2 million in 1997. The improvement reflects higher volumes, better margins and the contribution of the Mid-Georgia Cogen power plant, which began operations in June 1998. Sonat Marketing's physical sales volumes were slightly below 1997 levels. Notional volumes from natural gas derivative transactions more than doubled from the second quarter of 1997. Sonat Power Marketing's sales volumes increased 42 percent. Sonat Power Marketing's trading margins improved due to opportunities created by very volatile electric power prices during the second quarter of 1998. Operating results were better than expected at the Mid-Georgia Cogen plant due to very hot weather in the Southeast, which caused this facility to operate almost every day since it began operating. Results for 1998 reflect start-up losses for Sonat Power Systems, which slightly offset these favorable factors.

Six Months 1998 to Six Months 1997 Analysis

         EBIT for the first six months of 1998 rose to $2.5 million compared with $.7 million for the first six months of 1997. The improved results reflect higher volumes, better margins and the contribution of the Mid-Georgia Cogen power plant. Sonat Marketing's physical sales volume rose to 4 Bcf per day from 3 Bcf per day in 1997. Notional volumes from natural gas derivative transactions increased sharply. Sonat Power Marketing's sales volumes reached 5.9 million megawatt hours, up significantly from 3.3 million megawatt hours in the first six months of 1997. The initiation of commercial operations at the Mid-Georgia power plant in June 1998 and very hot weather in the Southeast contributed to the increase in EBIT. Results for 1998 reflect start-up losses for Sonat Power Systems, which slightly offset these favorable factors.

Income Statement Items

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)

Interest Expense, Net                                    $  32.3             $23.7          $  60.8            $ 45.3

         Net interest expense increased in both the three-month and six-month periods of 1998 compared to the same periods of 1997 due to higher average debt levels. Partially offsetting was the effect of lower interest rates on debt in both periods of 1998. In addition, the six-month period of 1998 reflects higher interest income on restricted cash and other investments. Interest capitalized decreased in both periods of 1998 due to lower interest capitalized at Sonat Exploration.

Income Tax Expense (Benefit)                             $(143.3)            $ 7.5          $(125.1)           $ 42.5

         Income tax expense decreased in both periods due to the taxes associated with the restructuring and impairment charge recorded at Sonat Exploration in the second quarter of 1998. Absent this unusual item, the effective tax rate was lower in both periods of 1998 as compared to 1997 because tax preference items had a greater impact on income before income taxes in the 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                        Six Months
                                                                                                      Ended June 30,
                                                                                              1998              1997
                                                                                                    (In Millions)

Operating Activities                                                                        $ 360.8            $364.1

         Cash flow from operations was essentially flat as compared to the 1997 period, with lower cash flows at Sonat Exploration essentially offset with higher cash flows from Sonat Energy Services. Operating results were discussed earlier in the operating sections.

         Depreciation, depletion, and amortization and deferred income taxes include $429.8 million and $155.7 million, respectively, related to the restructuring and impairment charge recorded at Sonat Exploration in the second quarter of 1998. Net accounts receivable and accounts payable was essentially flat as compared to the 1997 period. The change in inventory primarily represents the purchase of natural gas inventory by Sonat Energy Services in 1997 as well as material for Sonat Exploration's Cotton Valley Pinnacle Reef trend drilling program in the 1997 period. The change in restricted cash, accrued long-term compensation, and other current assets and liabilities primarily represents the payment of certain expenses in connection with the merger between the Company and Zilkha Energy in January 1998 (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

                                                                                                        Six Months
                                                                                                      Ended June 30,
                                                                                              1998              1997
                                                                                                    (In Millions)

Investing Activities                                                                        $(549.3)          $(463.9)

         Net cash used in investing activities was $85.4 million higher in 1998 compared to 1997. The increase was primarily attributable to higher investments in unconsolidated affiliates, specifically, the Destin Pipeline and the Mid-Georgia Cogen power plant joint ventures. Higher capital expenditures resulting from increased developmental drilling at Sonat Exploration and expansions at Southern also contributed to the increase.

         Capital expenditures for the Company's business segments (excluding exploratory costs and unconsolidated affiliates) were as follows:

                                                                                                        Six Months
                                                                                                      Ended June 30,
                                                                                              1998              1997
                                                                                                    (In Millions)

         Exploration and Production                                                         $ 360.3           $ 350.7
         Natural Gas Transmission                                                              82.2              59.0
         Energy Services                                                                        5.9               5.2
         Other                                                                                  3.0               1.9
                                                                                            -------           -------

         Total                                                                              $ 451.4           $ 416.8
                                                                                            =======           =======

     The  Company's  share  of  capital   expenditures  by  its   unconsolidated
affiliates was $66.1 million and $8.5 million in the first six months of 1998 and 1997, respectively.

Financing Activities                                                                        $ 172.3           $  92.5

         Net cash provided by financing activities was $79.8 million higher in 1998 compared to 1997. The change was primarily attributable to increased net borrowings in the current period to fund investments in unconsolidated affiliates and capital expenditures.

CAPITAL RESOURCES

         At June 30, 1998, the Company had bank lines of credit and a revolving credit agreement with banks with a total capacity of $1.25 billion. The Company's bank and commercial paper borrowings in the aggregate are not authorized to exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, after giving effect to the $804.2 million of commercial paper and $12.7 million of borrowings from the short-term lines of credit, $433.1 million was available to the Company under such lines of credit and revolving credit agreement at June 30, 1998.

         Southern has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500 million in debt securities. Sonat plans to file a similar shelf registration statement in 1998.

         The Company's capital expenditures and other investing requirements for 1998 are expected to aggregate $860.1 million. This amount reflects investments in unconsolidated affiliates and proposed expenditures for oil and gas property acquisitions, exploration and development, pipeline expansion and other projects. The Company completed the Zilkha Energy merger on January 30, 1998, issuing $1.04 billion of common stock to the Zilkha Energy shareholders (see
Note 2 of the Notes to Condensed Consolidated Financial Statements). The Company's cash requirements relating to the Zilkha Energy merger totaled approximately $290 million, principally for repayment of debt and certain other liabilities of Zilkha Energy and transaction expenses.

         The Company has a stock repurchase program in effect through the end of 1998. As of June 30, 1998, the Company had remaining authority to purchase approximately 967,000 shares of the Company's common stock. Shares purchased under the program are expected to be reissued in connection with employee stock option and restricted stock programs.

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

YEAR 2000 PROJECT

         The Company is aware of the potential impact the Year 2000 could have on its information technology and business infrastructure. To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken. A consulting firm was engaged to assist in this effort.

         The Company has divided its Year 2000 project into assessment, implementation, and testing phases. During the assessment phase, the Company completed a comprehensive inventory of IT and non-IT systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company is also communicating with its larger customers and business partners to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their Year 2000 issue.

         The Company is currently engaged in the implementation and testing phases of the Year 2000 project. The implementation phase includes completing the replacement of mainframe systems with Year 2000-compliant vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness and developing contingency plans for critical systems and service providers. The Company has not completely finished analyzing the most reasonably likely worst case scenarios and cannot estimate potential lost revenue at this time. The Company is scheduled to be completed with the implementation and testing phases by December 31, 1998.

         The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs is expected to be $5 million to $10 million. As of June 30, 1998, the Company has incurred approximately $800,000 in Year 2000 project costs. The Company expects to be able to fund Year 2000 expenditures from normal operations.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income as changes occur. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 1999. As a result, calendar year-end companies have until January 1, 2000, to adopt. Early application is encouraged, but only permitted as of the beginning of any fiscal quarter. Retroactive application to previous periods, even previous quarters within the same fiscal year, is not permitted. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain forward-looking statements regarding the Company's business plans and prospects, objectives, future drilling plans, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results and experience may differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such statements are made in reliance on the safe habor provisions of the Private Securities Litigation Reform Act of 1995.

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

         The Company believes that actual sales proceeds from its property divestiture program will equal or exceed current estimates. Such estimates are based on signed purchase and sale agreements for the Austin Chalk and Arkoma Basin properties and offers for certain of the remaining properties. Final sales proceeds will be determined, however, only as such sales are closed.

         Estimates of future production of oil and gas depend on a number of assumptions, including the timing and success of the Company's drilling programs, performance of wells, expected levels of capital spending and oil and natural gas prices. In addition, estimates of future unit costs of production depend on assumptions of production levels and expected future costs. Because of these and other variables, there can be no assurances that the actual level of production will equal projected volumes or that the actual future unit costs of production will equal the current estimate.

                           PART II. OTHER INFORMATION


Item 5. Legal Proceedings

         As reported in Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1997, Tennessee Gas Pipeline Company ("Tennessee") had filed an application with the FERC seeking to have the exchange agreement between Southern and Tennessee, pursuant to which Southern delivers and receives gas to and from the Bear Creek Storage Field at no charge, converted into a standard transportation agreement by which Tennessee would charge Southern tariff rates for providing that service. In May 1998 the FERC denied Tennessee's application.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits 1

Exhibit
Number                              Exhibits


12*  Computation of Ratio of Earnings to Fixed Charges

27* Financial Data Schedules for the period ended June 30, 1998, filed electronically only

-------------
*   Filed herewith

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K on April 23, 1998, reporting certain information under Item 5 with respect to the restructuring of Sonat Exploration Company, which was included in the Company's press release relating to first quarter earnings.

         The Company filed a Report on Form 8-K on July 23, 1998, reporting certain information under Item 5 with respect to the second quarter results of operations and the completion of the restructuring of its wholly owned subsidiary, Sonat Exploration Company.










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




                                                 SONAT INC.



Date:       August 13, 1998               By:      /s/ James E. Moylan, Jr.
       -------------------------                 --------------------------
                                                 James E. Moylan, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer





Date:       August 13, 1998               By:      /s/ Thomas W. Barker, Jr.
       -------------------------                 ---------------------------
                                                 Thomas W. Barker, Jr.
                                                 Vice President-Finance