Form 10-Q
period 1998-09-30
SONAT INC
filed 1998-11-12
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998

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

                         COMMON STOCK, $1.00 PAR VALUE:

               110,032,997 SHARES OUTSTANDING ON OCTOBER 31, 1998

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                               (Unaudited)--September 30, 1998 and
                               December 31, 1997                                                               1

                           Condensed Consolidated Statements of Operations
                               (Unaudited)--Three Months and Nine Months Ended
                               September 30, 1998 and 1997                                                     2

                           Condensed Consolidated Statements of Cash Flows
                               (Unaudited)--Nine Months Ended
                               September 30, 1998 and 1997                                                     3

                           Notes to Condensed Consolidated Financial
                               Statements (Unaudited)                                                          4 - 18

              Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                            19 - 35

PART II.      Other Information

              Item 6.      Exhibits and Reports on Form 8-K                                                   36 - 37

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,                December 31,
                                                                                   1998                         1997
                                                                               -------------                ------------
                                                                                                             (Restated)
                                   ASSETS                                                      (In Thousands)
Current Assets:
    Cash and cash equivalents                                                      $   10,620                $   27,278
    Restricted cash (Note 3)                                                            -                       115,956
    Accounts receivable                                                               351,363                   619,581
    Inventories                                                                        71,440                    65,161
    Income taxes                                                                        1,714                     1,985
    Gas imbalance receivables                                                          11,737                    16,644
    Assets from trading activities                                                    125,068                    92,150
    Other                                                                              29,144                    42,052
                                                                                   ----------                ----------
       Total Current Assets                                                           601,086                   980,807
                                                                                   ----------                ----------

Investments in Unconsolidated Affiliates and Other                                    699,552                   553,618
                                                                                   ----------                ----------

Plant, Property and Equipment                                                       8,457,665                 7,830,697
    Less accumulated depreciation, depletion
       and amortization                                                             5,818,460                 4,264,917
                                                                                   ----------                ----------
                                                                                    2,639,205                 3,565,780
                                                                                   ----------                ----------
Deferred Charges and Other:
    Assets from trading activities                                                     28,169                     9,638
    Other                                                                             140,483                   142,271
                                                                                   ----------                ----------
                                                                                      168,652                   151,909
                                                                                   ----------                ----------

Total Assets                                                                       $4,108,495                $5,252,114
                                                                                   ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Long-term debt due within one year                                             $  109,829                $   14,508
    Unsecured notes                                                                   637,276                   446,721
    Accounts payable                                                                  342,414                   615,322
    Accrued income taxes                                                               19,758                    18,274
    Accrued interest                                                                   44,691                    37,242
    Accrued long-term compensation (Note 3)                                             -                        73,799
    Gas imbalance payables                                                             11,434                    14,320
    Liabilities from trading activities                                               120,271                    85,398
    Other                                                                              41,517                    75,299
                                                                                   ----------                ----------
       Total Current Liabilities                                                    1,327,190                 1,380,883
                                                                                   ----------                ----------

Long-Term Debt                                                                      1,100,591                 1,235,984
                                                                                   ----------                ----------

Deferred Credits and Other:
    Deferred income taxes                                                             158,065                   485,950
    Liabilities from trading activities                                                18,015                     5,014
    Other                                                                             161,995                   182,507
                                                                                   ----------                ----------
                                                                                      338,075                   673,471
                                                                                   ----------                ----------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other capital                                                    179,514                   167,786
    Retained earnings                                                               1,223,990                 1,858,871
                                                                                   ----------                ----------
                                                                                    1,403,504                 2,026,657
    Less treasury stock                                                                60,865                    64,881
                                                                                   ----------                ----------
       Total Stockholders' Equity                                                   1,342,639                 1,961,776
                                                                                   ----------                ----------

Total Liabilities and Stockholders' Equity                                         $4,108,495                $5,252,114
                                                                                   ==========                ==========

                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months                      Nine Months
                                                                   Ended September 30,                Ended September 30,
                                                                  ----------------------             --------------------
                                                             1998              1997              1998              1997
                                                             ----              ----              ----              ----
                                                                      (In Thousands, Except Per-Share Amounts)

Revenues                                                     $  874,497       $1,073,715        $2,908,772       $3,053,169
                                                             ----------       ----------        ----------       ----------

Costs and Expenses:
    Natural gas cost                                            512,592          690,315         1,827,809        2,013,706
    Electric power cost                                         133,667           98,993           314,279          174,849
    Operating and maintenance                                    39,098           49,845           118,828          132,666
    General and administrative                                   28,053           29,974            86,705          116,702
    Depreciation, depletion
       and amortization                                          85,991          101,773           278,866          290,156
    Ceiling test charges                                        455,027            -             1,035,178            -
    Restructuring costs                                           -                -                15,017            -
    Taxes, other than income                                      9,391           11,308            36,826           28,210
                                                             ----------       ----------        ----------       ----------
                                                              1,263,819          982,208         3,713,508        2,756,289
                                                             ----------       ----------        ----------       ----------

Operating Income (Loss)                                        (389,322)          91,507          (804,736)         296,880

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                 16,668            8,876            43,848           28,443
    Minority interest                                              (882)            (448)           (2,513)          (1,244)
    Other income, net                                             4,735            1,059             6,699            8,563
                                                             ----------       ----------        ----------       ----------
                                                                 20,521            9,487            48,034           35,762
                                                             ----------       ----------        ----------       ----------

Earnings (Loss) Before Interest
    and Taxes                                                  (368,801)         100,994          (756,702)         332,642

Interest:
    Interest income                                                 938            1,467             4,201            3,662
    Interest expense                                            (34,470)         (26,763)         (101,392)         (78,134)
    Interest capitalized                                          1,220            1,791             4,092            5,658
                                                             ----------       ----------        ----------       ----------
                                                                (32,312)         (23,505)          (93,099)         (68,814)
                                                             ----------       ----------        ----------       ----------

Income (Loss) Before Income Taxes                              (401,113)          77,489          (849,801)         263,828

Income Tax Expense (Benefit)                                   (142,697)          25,141          (304,039)          87,636
                                                             ----------       ----------        ----------       ----------

Net Income (Loss)                                            $ (258,416)      $   52,348        $ (545,762)      $  176,192
                                                             ==========       ==========        ==========       ==========

Basic Earnings (Loss) Per Share
    of Common Stock                                          $    (2.35)      $      .48        $    (4.96)      $     1.60
                                                             ==========       ==========        ==========       ==========

Diluted Earnings (Loss) Per Share
    of Common Stock                                          $    (2.35)      $      .47        $    (4.96)      $     1.58
                                                             ==========       ==========        ==========       ==========

Weighted Average Shares
    Outstanding                                                 110,034          109,926           110,017          110,164
                                                             ==========       ==========        ==========       ==========

Weighted Average Shares Outstanding-
    Assuming Dilution                                           110,034          111,397           110,017          111,716
                                                             ==========       ==========        ==========       ==========

Dividends Paid Per Share                                     $      .27       $      .27        $      .81       $      .81
                                                             ==========       ==========        ==========       ==========


                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                    ----------------------------------
                                                                                     1998                    1997
                                                                                     ----                    ----
                                                                                           (In Thousands)
Cash Flows from Operating Activities:
    Net income (loss)                                                               $  (545,762)            $   176,192
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation, depletion and amortization,
              including ceiling test charges                                          1,314,044                 290,156
          Deferred income taxes                                                        (315,090)                100,518
          Equity in earnings of unconsolidated
              affiliates, less distributions                                            (36,868)                (23,926)
          Change in:
              Accounts receivable                                                       269,057                  74,823
              Inventories                                                                (6,280)                (11,709)
              Accounts payable                                                         (289,313)                (54,128)
              Accrued interest and income taxes, net                                      9,204                 (41,744)
              Accrued long-term compensation                                            (73,799)                 20,758
              Other current assets and liabilities                                      (18,853)                  5,711
              Net change from trading activities                                         (3,574)                 (2,930)
          Net change in restricted cash                                                 115,956                    -
          Other, net                                                                      7,355                  22,260
                                                                                    -----------             -----------

              Net cash provided by operating activities                                 426,077                 555,981
                                                                                    -----------             -----------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                            (653,658)               (760,562)
    Net proceeds from disposal of assets                                                259,991                   7,413
    Investments in unconsolidated affiliates and other                                 (109,923)                (21,955)
                                                                                    -----------             -----------

              Net cash used in investing activities                                    (503,590)               (775,104)
                                                                                    -----------             -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                            500,000               1,497,000
    Payments of long-term debt                                                         (541,935)             (1,172,125)
    Changes in short-term borrowings                                                    190,555                  77,167
                                                                                    -----------             -----------
       Net changes in debt                                                              148,620                 402,042
    Dividends paid                                                                      (89,117)                (69,635)
    Treasury stock purchases                                                             (1,289)                (51,316)
    Other equity                                                                          2,641                   9,629
                                                                                    -----------             -----------

              Net cash provided by financing activities                                  60,855                 290,720
                                                                                    -----------             -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (16,658)                 71,597

Cash and Cash Equivalents at Beginning of Period                                         27,278                  48,009
                                                                                    -----------             -----------

Cash and Cash Equivalents at End of Period                                          $    10,620             $   119,606
                                                                                    ===========             ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $    88,215             $    68,821
    Income taxes paid, net                                                                8,724                  22,969




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

         The 1997 periods have been restated for a change to the full cost method of accounting for the Company's oil and gas operations (see Note 2) and to reflect the Company's merger with Zilkha Energy Company (see Note 3). Certain other amounts in the 1997 condensed consolidated financial statements and notes have been reclassified to conform with the 1998 presentation.

         During the first quarter of 1998, the Company recognized the effect of a change in salvage values, including reversal of excess depreciation expense, relating to certain fixed assets, primarily aircraft and vehicles. The change, which was to comply with recent Federal Energy Regulatory Commission (FERC) directives, increased net income for the nine-month period ended September 30, 1998, by $4.6 million. The effect of the change on the three-month period ended September 30, 1998, was not material.

2.       Change in Method of Accounting For Oil and Gas Operations

         In September 1998, the Company changed its accounting method for oil and gas operations as conducted by its subsidiaries, Sonat Exploration Company and Sonat Exploration GOM (Sonat Exploration), from the successful efforts method to the full cost method because its future capital spending will be focused significantly more on exploration activity than in the past. Full cost accounting, which amortizes rather than expenses dry-hole exploration and other related costs, provides a more appropriate method of matching revenues and expenses for the Company's exploration strategy. Exploration activity has increased from 6 percent of 1995 capital spending, or $27 million, to an estimated 33 percent of 1998 capital spending, or approximately $175 million. A significant percentage of Sonat Exploration's 1999 capital program is expected to be spent on exploratory drilling.

         The adoption of the full cost method is expected to increase 1998 and 1999 normalized earnings from levels that would have been reported under successful efforts accounting and, more importantly, will reduce earnings volatility from quarter-to-quarter and year-to-year going forward. The Company's earnings will now be more comparable to its integrated pipeline company peers that have substantial exploration and production operations, most of which use the full cost method.

         Under the full cost method, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized on the unit-of-production method using

2.       Change in Method of Accounting For Oil and Gas Operations (Cont'd)

proved reserves. Certain unevaluated properties are excluded from the amortization base until a determination has been made as to the existence of proved reserves. Since the Company's operations are limited to the United States, it utilizes a single cost center for amortization purposes. Capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the present value of future net revenues plus the lower of cost or fair market value of unproved properties. Any conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized.

         The Company has restated all prior financial statements as a result of the conversion to full cost accounting. As a part of this process, all previous charges related to the impairment of Sonat Exploration's assets, including those taken in 1998, were reversed, which significantly raised the book value of those properties as well as the Company's stockholders' equity. The full cost method, however, requires quarterly ceiling tests to ensure that the carrying value of assets on the balance sheet is not overstated. Sonat Exploration has performed ceiling tests for each of the three 1998 quarters. At March 31, 1998, June 30, 1998 and September 30, 1998, it was determined that capitalized costs exceeded the ceiling test limits by $39.7 million, $540.5 million and $455.0 million, respectively, which are included as ceiling test charges in the Condensed Consolidated Statement of Operations. The third quarter test was based on NYMEX prices of $1.67 per thousand cubic feet (Mcf) for natural gas and $14.98 per barrel for oil, and was adjusted for hedges, basis differentials and other pricing factors. Future quarterly full cost ceiling tests will be based on the then-current NYMEX prices for both natural gas and oil, after adjustments. The end result of the full cost conversion is that both the book value of Sonat Exploration's properties and the Company's stockholders' equity are at higher levels than if it had continued with the successful efforts method of accounting.

         The effect of the accounting change on net income is as follows:

                                                    Nine Months Ended
                                                       September 30,                        Years Ended December 31,
                                                   -------------------                    -------------------------
                                                 1998              1997              1997          1996          1995
                                                 ----              ----              ----          ----          ----
                                                               (In Thousands, Except Per-Share Amounts)
Effect on:
    Net income                                   $(317,544)       $94,858            $130,584      $18,006      $64,289
    Earnings per share of
       common stock                              $   (2.89)       $   .86            $   1.19      $   .16      $   .58
    Earnings per share of
       common stock-
       assuming dilution                         $   (2.89)       $   .85            $   1.17      $   .16      $   .58

2.       Change in Method of Accounting For Oil and Gas Operations (Cont'd)

         The balances of retained earnings for all periods have been adjusted for the effect (net of income taxes) of applying retroactively the new method of accounting.

         The effect of the accounting change on stockholders' equity is as follows:

                                                    Nine Months Ended
                                                       September 30,                        Years Ended December 31,
                                                   -------------------                    -------------------------
                                                 1998              1997              1997          1996          1995
                                                 ----              ----              ----          ----          ----
                                                                            (In Thousands)
Stockholders' Equity                             $39,443         $312,060            $347,786     $228,707     $219,506

     The effect of the restatement on earnings by quarter for 1998 and 1997 is as follows (per share amounts are on a diluted basis):

                                                         Amount          Per Share            Amount          Per Share
                                                                 1998                                 1997
                                                                 ----                                 ----
                                                                 (In Thousands, Except Per-Share Amounts)

         First                                         $ (10,063)         $ (.09)            $17,672            $.16
         Second                                        $ (57,317)         $ (.52)            $19,454            $.17
         Third                                         $(250,164)         $(2.27)            $57,732            $.52
         Fourth                                               N/A             N/A            $35,726            $.32

         Under the successful efforts method of accounting the Company would have reported net income as follows:

                                                                    Three Months                      Nine Months
                                                                Ended September 30,                Ended September 30,
                                                               ---------------------              --------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                  (In Thousands, Except Per-Share Amounts)

Net Income (Loss)                                         $(8,252)          $(5,384)          $(228,218)        $81,333
                                                          =======           =======           =========         =======

Earnings (Loss) Per Share of
     Common Stock-Assuming Dilution                       $  (.07)          $  (.05)          $   (2.07)        $   .73
                                                          =======           =======           =========         =======

     Net income under the successful efforts method for both 1997 periods included a charge of $34.0 million, or $.31 per share, related to the impairment of certain oil and gas properties.

         Net income under the successful efforts method for the 1998 three-month and nine-month periods included a charge for restructuring and impairment costs related to the Company's oil and gas operations of $21.2 million, or $.19 per share, and $310.4 million, or $2.82 per share, respectively.

3.       Changes in Operations

         Business Combination - On January 30, 1998, following a special shareholders' meeting, the Company completed the merger with Zilkha Energy Company by exchanging approximately 24.2 million common shares for all of the outstanding shares of Zilkha Energy. Zilkha Energy was a privately owned exploration and production company. Immediately thereafter Zilkha Energy's name was changed to Sonat Exploration GOM Inc. It operates mainly on the continental shelf of the Gulf of Mexico.

         The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board (APB) Opinion No. 16. Accordingly, all prior period condensed consolidated financial statements, notes and operational data have been restated to include Sonat Exploration GOM in the Company's financial statements for all periods reported.

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

         Sonat Exploration Company Restructuring - On April 23, 1998, the Company announced a restructuring of Sonat Exploration Company. The restructuring included significant property sales and certain cost reduction activities associated with a reduction in work force. Oil and natural gas properties with a net book value of approximately $605 million having approximately 500 billion cubic feet of natural gas equivalent reserves and daily net production of approximately 190 million cubic feet of natural gas equivalent were sold or are in the process of being sold. Most of the sales have been completed with proceeds used to pay down debt.

         A pretax restructuring charge of $15.0 million for restructuring expenses primarily associated with a reduction in work force was recognized in the second quarter of 1998. All work force reductions have been completed.

4.       Trading Activities and Derivative Financial Instruments

         The Company uses derivative instruments (commodity futures contracts, options and price swap agreements) to both hedge its commodity price risk on natural gas, crude oil and electricity, and as a market maker (trading activity) in natural gas.

4.       Trading Activities and Derivative Financial Instruments (Cont'd)

         Natural gas, crude oil and electricity futures contracts are traded on the New York Mercantile Exchange (NYMEX). Natural gas contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Crude oil contracts are for fixed units of 1,000 barrels and are available for periods up to 84 months in the future. Electricity contracts are for 736 megawatt hours and are available for up to 18 months in the future.

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

         At September 30, 1998, the Company had outstanding energy commodity futures, swaps and options. In the table below, buys of swaps represent either
1) payment of fixed price and receipt of NYMEX or index; or 2) payment of NYMEX or index and receipt of index. The notional volume and terms of these transactions are as follows:

                                                                       Notional Volume                 Maximum
Commodity                                                            Buy             Sell               Term
---------                                                            ---             ----               ----
Natural Gas (Tbtu)                                                1,324.46         1,456.27           60 months
Electricity (Thousands of MWh)                                       16.9             16.9              1 month
Oil (Millions of Barrels)                                             4.4              1.1            60 months

Derivative Commodity Instruments Held or Issued for Trading Purposes

         The Company maintains active trading positions in natural gas and crude oil commodity futures, swap and option contracts and limits its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions, and limit and monitoring procedures. The trading operation also enters into natural gas commodity purchase and sale commitments. These activities constitute its trading business and are essential to provide customers with market products at competitive prices. All of these trading positions are reported at fair value and recorded under the heading of Assets/Liabilities from Trading Activities (current and long-term) in the Condensed Consolidated Balance Sheets. The change in fair value is recognized in revenues as it occurs. Fair value is subject to change and reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating Sonat Marketing's position in an orderly manner over a reasonable period of time under present market conditions.

4.       Trading Activities and Derivative Financial Instruments (Cont'd)

         The  amounts   disclosed  in  the   following   table   represent   the
end-of-period fair value and the average fair value of the trading portfolio.

                                                            Fair Value                   Average Fair Value
                                                         (Carrying Amount)               for the Nine Months
                                                           as of 9/30/98                    Ended 9/30/98
                                                                            (In Thousands)

Energy Commodity Trading:
    Assets                                                     $153,237                        $113,750
    Liabilities                                                 138,286                         100,227
=======================================================================================================

     Net trading gains for the three months and nine months ended September 30, 1998, are $4.3 million and $23.3 million, respectively.

Derivative Commodity Instruments Held or Issued for Purposes Other Than Trading

         In certain cases derivative positions are taken specifically to mitigate market price risk associated with significant physical transactions and are accounted for using hedge accounting provided they meet hedge accounting criteria. Under hedge accounting, gains and losses from futures are deferred in the Condensed Consolidated Balance Sheets in Deferred Credits and Other and recognized in earnings in conjunction with the revenue recognition of the underlying physical transaction. Each net payment/receipt due or owed under a swap agreement is recognized in earnings during the period to which the payment/receipt relates, and there is no recognition in the Condensed Consolidated Balance Sheets for changes in the swap's fair value. Gains or losses resulting from settlement of swaps are amortized over their original terms.

         The derivative instruments used to hedge commodity transactions have historically had high correlation with commodity prices and are expected to continue to do so. In the event that correlation falls below allowable levels, the gains or losses associated with the hedging instruments are immediately recognized to the extent that correlation is lost.

4.       Trading Activities and Derivative Financial Instruments (Cont'd)

         Sonat Exploration hedges a portion of its production by entering into intercompany swaps with Sonat Marketing. The exposure that Sonat Marketing assumes from Sonat Exploration is then hedged by entering into derivative instruments with outside counterparties. Sonat Marketing and Sonat Power Marketing also hedge third-party purchases and sales by entering into commodity futures, swaps and options. The information in the following table represents the fair value of all outstanding derivative positions as of September 30, 1998. Not included are the related physical positions that these derivative positions hedge.

                                         Fair Value
                                       (In Thousands)
         Natural Gas                      $(32,581)
         Electricity                            13

         Deferred amounts on open futures positions will mature over 1998 and 1999.

Credit Risk from Derivative Activities

         NYMEX traded futures are guaranteed by the NYMEX and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. The Company has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. The credit risk resulting from in-the-money swaps is monitored on a regular basis against established collateralization limits and credit limits establish by the Company. Due to changes in market conditions, the market value of swaps and options and the associated credit exposure with the counterparties can change significantly. At September 30, 1998, the market value of the Company's in-the-money swaps and options was $7.6 million, and all counterparties were within collateral and credit limits except one counterparty which was $0.3 million over their credit limit. Reserves for credit risk are established as necessary.

5.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                                      Three Months                      Nine Months
                                                                  Ended September 30,               Ended September 30,
                                                                  -------------------               -------------------
                                                            1998              1997             1998              1997
                                                            ----              ----             ----              ----
                                                                                 (In Thousands)

Company's Share of Reported Earnings (Losses):

    Exploration and Production                             $    49            $   89          $   370           $   290
                                                           -------            ------          -------           -------

    Natural Gas Transmission:
       Citrus Corp.                                          6,269             5,241           21,262            17,343
       Amortization of Citrus basis
          difference                                           345               345            1,037             1,037
       Bear Creek Storage Company                            2,438             2,558            6,973             7,889
       Destin                                                3,381               188            8,515               307
       Other                                                   255               (30)             322               (83)
                                                           -------            ------          -------           -------
                                                            12,688             8,302           38,109            26,493
                                                           -------            ------          -------           -------

    Energy Services                                          3,594               186            4,375               669
                                                           -------            ------          -------           -------

    Other                                                      337               299              994               991
                                                           -------            ------          -------           -------

                                                           $16,668            $8,876          $43,848           $28,443
                                                           =======            ======          =======           =======


         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp. (Citrus), the parent company of Florida Gas Transmission Company (Florida
Gas). Southern Natural Gas Company owns a one-third interest in Destin Pipeline Company, L.L.C. (Destin) and a subsidiary of Southern Natural Gas owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company.

         The following is summarized income statement information for Citrus:

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                --------------------               -------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                  $151,150          $213,535         $446,712          $572,685
Expenses (Income):
    Natural gas cost                                        72,400           136,326          202,003           323,591
    Operating expenses                                      25,103            23,384           69,990            73,814
    Depreciation and amortization                           13,255            13,181           38,986            47,768
    Interest and other                                      20,360            23,422           66,850            71,904
    Income taxes                                             7,494             6,740           26,359            20,922
                                                          --------          --------         --------          --------

Income Reported                                           $ 12,538          $ 10,482         $ 42,524          $ 34,686
                                                          ========          ========         ========          ========

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                --------------------               -------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                    $8,882            $8,899          $26,732           $27,218
Expenses:
    Operating expenses                                       1,533             1,157            5,286             3,519
    Depreciation                                             1,361             1,358            4,080             4,072
    Other expenses, net                                      1,112             1,269            3,420             3,849
                                                            ------            ------          -------           -------

Income Reported                                             $4,876            $5,115          $13,946           $15,778
                                                            ======            ======          =======           =======


         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern Natural Gas in the ownership of Destin, a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997. Destin was partially completed and placed in service in September 1998, and is expected to be fully in service by January 1999. The FERC has approved two extensions of Destin for a total filed cost of an additional $56 million. The total cost of Destin is now estimated to be $446 million. Destin's earnings in 1997 and 1998 primarily relate to the allowance for funds used during construction (AFUDC) capitalized on its capital expenditures to date.

6.       Debt and Lines of Credit

         Long-Term Debt and Lines of Credit - Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. At December 31, 1997, there was an outstanding balance of $130.0 million. During the first nine months of 1998, $70.0 million was borrowed and $200.0 million was repaid under the revolving credit agreement, resulting in no amounts outstanding at September 30, 1998.

         In January 1998, Sonat made two public offerings of Notes pursuant to a shelf registration statement. In one offering, Sonat issued $100 million of 6 5/8 percent Notes due February 1, 2008, at 99.531 percent to yield 6.69 percent. In the other offering, Sonat issued $100 million of 7 percent Notes due February 1, 2018, at 99.787 percent to yield 7.02 percent. The net proceeds from the offerings were used for general corporate purposes, including capital expenditures, working capital and repayment of debt.

         In September 1998, Southern Natural Gas made a public offering of $100.0 million of its 6.125 percent Notes due September 15, 2008, at 99.531 percent to yield 6.189 percent. The net proceeds from the offering were used for general corporate purposes, including capital expenditures.

         Unsecured Notes - Loans under all short-term credit facilities are for a duration of less than three months.

         In January 1998, Sonat completed a new 364-day $700 million revolving credit facility with 20 banks. In connection with this new facility the Company terminated existing lines of credit providing for up to $200 million of borrowings. At September 30, 1998, Sonat had short-term lines of credit of $700.0 million available through January 25, 1999. Southern Natural Gas had short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At September 30, 1998, Sonat had $25.5 million outstanding under its agreement at a rate of 5.99 percent. No amounts were outstanding under Southern Natural Gas' agreement.

         Sonat had $611.8 million in commercial paper outstanding at an average rate of 5.82 percent at September 30, 1998.

7.       Rate Matters and Contingencies

         Periodically, Southern Natural Gas and its subsidiaries (Southern) make general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and makes refunds upon establishment of the final rates. At September 30, 1998, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore is not being collected subject to refund.

8.       Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Comprehensive income (loss), net of related tax, is as follows:

                                                                Three Months                       Nine Months
                                                            Ended September 30,                Ended September 30,
                                                     1998                1997              1998             1997
                                                                             (In Thousands)

Net Income (Loss)                                    $(258,416)          $52,348          $(545,762)       $176,192
Unrealized Gains (Loss)
    on Securities                                       (1,730)           (5,288)              (866)         (5,067)
Reclassification adjustment                             (1,181)              (20)            (1,219)         (1,179)
                                                     ---------           -------          ---------        --------
Comprehensive Income (Loss)                          $(261,327)          $47,040          $(547,847)       $169,946
                                                     =========           =======          =========        ========

         Common Stock and Other Capital in the Condensed Consolidated Balance Sheets includes $1.1 million at September 30, 1998, and $3.2 million at December 31, 1997, related to other comprehensive income, which is comprised of unrealized gains on securities.

9.       Segment Information

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

                                                                Three Months Ended September 30, 1998
                                      ---------------------------------------------------------------------------------
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                 $  30,427              $82,056          $762,024       $   (10)        $ 874,497

Intersegment Revenues                     90,734               11,293              -           11,801           113,828

Earnings (Loss) Before
    Interest and Taxes                  (428,537)              52,857             4,206         2,673          (368,801)


                                                                Three Months Ended September 30, 1997
                                      ---------------------------------------------------------------------------------
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                   $90,358              $70,445          $912,910       $     2        $1,073,715

Intersegment Revenues                     89,897               22,709              -           12,108           124,714

Earnings Before
    Interest and Taxes                    50,413               48,983               710           888           100,994

                                                                Nine Months Ended September 30, 1998
                                      ---------------------------------------------------------------------------------
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                 $ 152,363             $257,150         $2,499,242      $    17        $2,908,772

Intersegment Revenues                    278,839               37,200              -           34,109           350,148

Earnings (Loss) Before
    Interest and Taxes                  (954,340)             184,919              6,686        6,033          (756,702)


                                                                Nine Months Ended September 30, 1997
                                      ---------------------------------------------------------------------------------
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                  $257,733             $226,309         $2,569,114      $    13        $3,053,169

Intersegment Revenues                    279,801               69,393              -           33,465           382,659

Earnings Before
    Interest and Taxes                   160,279              164,139              1,464        6,760           332,642

                                                                Three Months                      Nine Months
                                                            Ended September 30,                Ended September 30,
                                                           ---------------------              --------------------
                                                      1998              1997              1998             1997
                                                      ----              ----              ----             ----
                                                                            (In Thousands)
Total Earnings (Loss) Before
    Interest and Taxes for
    Reportable Segments                              $(368,801)         $100,994        $(756,702)         $332,642
Interest Income                                            938             1,467            4,201             3,662
Interest Expense                                       (34,470)          (26,763)        (101,392)          (78,134)
Interest Capitalized                                     1,220             1,791            4,092             5,658
                                                     ---------          --------        ---------          --------

Income (Loss) Before Income
    Taxes                                            $(401,113)         $ 77,489        $(849,801)         $263,828
                                                     =========          ========        =========          ========


         Assets for the Company's three segments are as follows:

                                                    September 30, 1998
                                                    ------------------
                                                      (In Thousands)
         Assets by Segment
             Exploration and Production                   $1,643,021
             Natural Gas Transmission                      1,938,847
             Energy Services                                 627,039

10.      Earnings Per Share

         The calculation of diluted earnings per share differs from that of basic earnings per share due to the denominator for the diluted calculation including common stock equivalents applicable to outstanding stock options.

         The following table presents the computation of basic and diluted earnings (loss) per share of common stock:

                                                                    Three Months                      Nine Months
                                                                Ended September 30,                Ended September 30,
                                                               ---------------------              --------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                   (In Thousands, Except Per-Share Amounts)

Numerator:
    Net income (loss)                                    $(258,416)         $ 52,348        $(545,762)         $176,192
                                                         =========          ========        =========          ========

Denominator:

    Denominator for Basic Earnings Per Share:

    Weighted average number of
       shares of common stock
       outstanding                                         110,034           109,926          110,017           110,164

    Effect of Dilutive Securities:

    Common stock equivalents
       applicable to outstanding
       stock options                                            (a)            1,471               (a)            1,552
                                                         ---------          --------        ---------          --------

    Denominator for Diluted Earnings Per Share:

    Adjusted weighted average
       shares using treasury
       stock method for assumed
       conversions                                         110,034           111,397          110,017           111,716
                                                         =========          ========        =========          ========


Basic Earnings (Loss) Per Share
    of Common Stock                                      $   (2.35)         $    .48        $   (4.96)         $   1.60
                                                         =========          ========        =========          ========

Diluted Earnings (Loss) Per Share
    of Common Stock                                      $   (2.35)         $    .47        $   (4.96)         $   1.58
                                                         =========          ========        =========          ========

(a) The addition of 457,000 dilutive potential common shares for the three-month period of 1998 and 882,000 dilutive potential common shares for the nine-month period of 1998 would be antidilutive in the computation of diluted earnings per share, and are therefore not included.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Operating Income

         Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. The table also shows unusual items that affect earnings before interest and taxes (EBIT) and net income comparisons. The table is presented because management believes this information enhances the analysis of results of operations. All prior period data has been restated for the Company's adoption of the full cost accounting method for its oil and gas operations.

                                                                    Three Months                      Nine Months
                                                                Ended September 30,               Ended September 30,
                                                          1998              1997            1998                1997
                                                                    (In Millions, Except Per-Share Amounts)
Earnings (Loss) Before Interest and Taxes:
    Exploration and production                           $(428.5)           $ 50.4        $  (954.3)           $160.3
    Natural gas transmission                                52.9              48.9            184.9             164.1
    Energy services                                          4.2                .8              6.7               1.5
    Other                                                    2.6                .9              6.0               6.7
                                                         -------            ------        ---------            ------
                                                          (368.8)            101.0           (756.7)            332.6

Adjustment for Unusual Items:
    Exploration and production
       Ceiling test charges                               (455.0)              -           (1,035.2)              -
       Restructuring costs                                   -                 -              (15.0)              -
                                                         -------            ------        ---------            ------
Earnings Before Interest and Taxes
    Excluding Unusual Items                              $  86.2            $101.0        $   293.5            $332.6
                                                         =======            ======        =========            ======

Net Income (Loss) As Reported                            $(258.4)           $ 52.4        $  (545.8)           $176.2
Adjustment for Unusual Items:
    Exploration and production
       Ceiling test charges                               (295.8)              -             (672.9)              -
       Restructuring costs                                   -                 -               (9.7)              -
                                                         -------            ------        ---------            ------
Net Income Excluding Unusual Items                       $  37.4            $ 52.4        $   136.8            $176.2
                                                         =======            ======        =========            ======

Diluted Earnings (Loss) Per Share                        $ (2.35)           $  .47        $   (4.96)           $ 1.58
                                                         =======            ======        =========            ======

Diluted Earnings Per Share
    Excluding Unusual Items                              $   .34            $  .47        $    1.24            $ 1.58
                                                         =======            ======        =========            ======

EXPLORATION AND PRODUCTION

         The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration. Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's affiliate operating in the Energy Services segment.

         On January 30, 1998, the Company completed its merger with Zilkha Energy Company for $1.3 billion (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

         In September 1998, the Company changed its method of accounting for oil and gas operations from successful efforts to full cost (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

         So far this year, the Company has been successful on four of the 13 exploratory wells that it has drilled in the Gulf of Mexico. The Company has recently completed the technical and permitting work necessary to drill a number of important offshore prospects, including its Timbalier Trench and Viosca Knoll blocks. With these prospects now ready to drill and because of the recent decline in day rates for offshore drilling rigs and related services, the Company plans to increase substantially its offshore exploration activity with 13 wells planned for the fourth quarter of 1998 and first quarter of 1999. Onshore exploration activity is also expected to increase sharply due to the significant number of exploration prospects that the Company has generated this year.

         In the August Federal Lease Sale 171, Sonat Exploration was the successful bidder on 24 offshore tracts at a total cost of $6.9 million. Twenty of these leases are in deep water and are a part of the Company's efforts to build a deep-water exploration program in depth levels greater than 600 feet in the Gulf of Mexico.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                   Three Months                        Nine Months
                                                                Ended September 30,                Ended September 30,
                                                               --------------------               --------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:                                                $ 121.2            $180.2         $  431.2            $537.5
                                                         -------            ------         --------            ------

Costs and Expenses:
    Operating and maintenance                               16.2              21.0             54.8              61.2
    General and administrative                               7.0               9.0             25.3              45.7
    Depreciation, depletion and
       amortization                                         69.4              87.3            238.3             248.3
    Ceiling test charges                                   455.0               -            1,035.2               -
    Restructuring costs                                      -                 -               15.0               -
    Taxes and other                                          3.9              12.6             19.2              24.7
                                                         -------            ------         --------            ------
                                                           551.5             129.9          1,387.8             379.9
                                                         -------            ------         --------            ------
Operating Income (Loss)                                   (430.3)             50.3           (956.6)            157.6
Other Income                                                 1.8                .1              2.3               2.7
                                                         -------            ------         --------            ------

Earnings (Loss) Before Interest
    and Taxes As Reported                                 (428.5)             50.4           (954.3)            160.3
Restructuring Costs and Ceiling
    Test Charges                                           455.0               -            1,050.2               -
                                                         -------            ------         --------            ------
Earnings Before Interest and
    Taxes Excluding Unusual Items                        $  26.5            $ 50.4         $   95.9            $160.3
                                                         =======            ======         ========            ======


Net Sales Volumes:
    Gas (Bcf)                                                 54                68              177               196
    Oil and condensate (MBbls)                             1,622             1,747            5,356             4,453
    Natural gas liquids (MBbls)                              378               496            1,553             1,293
---------------------------------------------------------------------------------------------------------------------

Average Sales Prices:
    Gas ($/Mcf)                                          $  1.85            $ 2.08         $   1.96            $ 2.20
    Oil and condensate ($/Bbl)                             12.34             18.72            13.44             19.89
    Natural gas liquids ($/Bbl)                             8.33             10.94             9.04             11.84
---------------------------------------------------------------------------------------------------------------------


Third Quarter 1998 to Third Quarter 1997 Analysis

         EBIT decreased $23.9 million after excluding the recognition of ceiling test charges of $455.0 million in the third quarter of 1998 (see Note 2 of the Notes to Condensed Consolidated Financial Statements), primarily due to lower revenues due to lower energy prices and production volumes, partly offset by lower costs and expenses.

         Natural gas and oil and condensate production decreased 21 percent and 7 percent, respectively, from the third quarter of 1997 primarily due to property sales that have occurred as part of the previously announced corporate restructuring. Average realized natural gas prices decreased 11 percent to $1.85 per thousand cubic feet (Mcf) from $2.08 per Mcf in the third quarter of 1997. Realized oil and condensate prices decreased 34 percent to an average of $12.34 per barrel from $18.72 per barrel in the third quarter of 1997. Oil and condensate production decreased 7 percent primarily due to property sales.

         Costs and expenses were $33.4 million lower than the prior period after excluding the ceiling test charges discussed earlier. Depreciation, depletion and amortization expense decreased by 21 percent due to lower production and a slightly lower amortization rate ($1.06 for the 1998 period compared to $1.07 for the 1997 period). Taxes and other expenses decreased 69 percent due to a contract termination fee incurred by Sonat Exploration GOM (formerly Zilkha Energy) in 1997. Operating and maintenance expense decreased 23 percent primarily due to property sales in 1998.

         Other income increased due to a gain on the disposal of marketable securities in the 1998 period.

Nine Months 1998 to Nine Months 1997 Analysis

         EBIT decreased $64.4 million after excluding the recognition of $1,035.2 million for ceiling test charges, discussed earlier, and the $15.0 million restructuring charge recorded in the second quarter of 1998, primarily due to lower energy prices and production volumes, partly offset by lower costs and expenses.

         Natural gas production decreased to 177 Bcf from 196 Bcf in 1997. Average realized natural gas prices decreased 11 percent to $1.96 per Mcf for the 1998 period from $2.20 per Mcf for the 1997 period. Realized oil and condensate prices decreased 32 percent to an average of $13.44 per barrel from $19.89 per barrel in the 1997 period. Oil and condensate production increased 20 percent, slightly offsetting these unfavorable factors.

         Costs and expenses were $42.3 million lower after excluding the charges for ceiling tests and restructuring in the 1998 period. General and administrative expense decreased 45 percent primarily as a result of executive compensation expense for Sonat Exploration GOM, which was included in the 1997 period. Operating and maintenance expense decreased 11 percent primarily due to property sales during 1998. Taxes and other expenses decreased 22 percent due to a contract termination fee incurred by Sonat Exploration GOM in the 1997 period. Depreciation, depletion and amortization expense decreased slightly due to lower volumes.

         Other income was slightly lower for the nine-month 1998 period compared with the nine-month 1997 period due to gains on the disposal of marketable securities in 1997, partly offset by a gain on disposal of marketable securities in the 1998 period.

Hedging Activities

         Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production, which it sells in the spot market. (See Market Risk and Note 4 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions offset the changes in revenue recognized on the sale of the commodity. Natural gas revenues were reduced by $.2 million and $5.9 million in the three-month and nine-month periods ended September 30, 1998, and were reduced by $2.1 million and $24.8 million in the three-month and nine-month periods ended September 30, 1997, respectively, as a result of hedging activities. There were no oil hedging activities reflected in the 1998 period. Hedging activities increased oil revenues by $.2 million in the three-month period ended September 30, 1997, and reduced oil revenues by $.5 million in the nine-month period ended September 30, 1997.

         A portion of Sonat Exploration's future gas production is hedged through the year 2012. At September 30, 1998, Sonat Exploration's hedged gas production is as follows:

                                                              Weighted
                                                               Average
                                     Volumes                    Price
                                      (Bcf)                   (per Mcf)
Remainder of 1998                     13.8                      $2.14
1999                                  62.5                       2.13
2000                                  42.2                       2.16
2001                                   4.4                       2.30
2002-2012                             41.8                       3.33
---------------------------------------------------------------------
                                     164.7                      $2.45
=====================================================================

NATURAL GAS TRANSMISSION

         The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern) and Citrus Corp. (a 50 percent-owned company). Southern and Citrus are actively pursuing opportunities to expand their pipeline systems in their traditional market areas and to connect new gas supplies.

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern Natural Gas in the ownership of Destin, a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Southern Natural Gas has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline. Eight other shippers have also dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it was partially completed and in service in September 1998, and is expected to be fully in service by January 1999. In June 1998, the FERC approved Destin's application to extend its pipeline system approximately 14 miles to transport additional gas reserves committed to Destin's system. This extension is expected to be in service in late 1998. In July 1998 the FERC also approved another Destin application to extend its pipeline by approximately 31 miles to transport additional gas reserves committed to its system. This extension is expected to be in service in early 1999. The total capital expended by Destin is now estimated to be $446 million.

         Southern Natural Gas is moving forward on three expansions to northern Alabama, eastern Tennessee, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which originally received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999. Southern Natural Gas received FERC approval in October 1998 of an application that it had filed to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge, but the new route must still be approved by the U.S. Fish and Wildlife Service. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers primarily in eastern Tennessee received FERC approval in April 1998 and was placed in service in November 1998. Southern Natural Gas has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama received FERC approval in March 1998 and is also expected to go in service in November of 1998. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

         In December 1997, an affiliate of AGL Resources, Inc. and Southern Natural Gas formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. Under the agreement, AGL Resources and Southern Natural Gas each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern Natural Gas' pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and the city of Austell, Georgia. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Etowah LNG filed a certificate application with the FERC in April 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season. The agreement for Etowah LNG to provide services to Atlanta Gas Light includes, however, a provision allowing Atlanta Gas Light to terminate the agreement in the event it does not receive, with respect to the agreement, a satisfactory order from the Georgia Public Service Commission (Georgia PSC). In September 1998 the Georgia PSC issued an order approving the agreement, but allowed for further review of it. In light of this order, the parties have agreed to extend the time period during which Atlanta Gas Light may terminate the agreement to December 15, 1998. If Atlanta Gas Light exercises its option to terminate its service agreement with Etowah LNG, the project would not go forward and Atlanta Gas Light would be obligated to reimburse Etowah LNG for all of its costs incurred in the project to date.

SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Market transportation and
       storage                                             $77.7             $74.9           $239.1            $232.7
    Supply transportation                                   11.1              12.8             34.8              35.7
    Other                                                    4.6               5.4             20.5              27.3
                                                           -----             -----           ------            ------
       Total Revenues                                       93.4              93.1            294.4             295.7
                                                           -----             -----           ------            ------

Costs and Expenses:
    Operating and maintenance                               21.0              20.4             59.6              60.2
    General and administrative                              14.8              15.8             42.5              52.9
    Depreciation and amortization                           13.6              12.0             32.2              35.6
    Taxes, other than income                                 5.4               5.0             16.1              15.0
                                                           -----             -----           ------            ------
                                                            54.8              53.2            150.4             163.7
                                                           -----             -----           ------            ------

Operating Income                                            38.6              39.9            144.0             132.0
Other Income:
    Equity in earnings of
       unconsolidated affiliates                             6.0               2.7             15.7               8.1
    Other                                                    1.9               1.0              3.7               5.9
                                                           -----             -----           ------            ------
                                                             7.9               3.7             19.4              14.0
                                                           -----             -----           ------            ------

Earnings Before Interest and Taxes                         $46.5             $43.6           $163.4            $146.0
                                                           =====             =====           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation                                    140               133              462               439
    Supply transportation                                     85               109              283               289
                                                           -----             -----           ------            ------
       Total Volumes                                         225               242              745               728
                                                           =====             =====           ======            ======


CITRUS CORP.

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Equity in Earnings of
    Citrus Corp.                                            $ 6.7            $ 5.6            $ 22.4           $ 18.4
                                                            =====            =====            ======           ======

                                                                             (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                     119              124               323              346
    Supply transportation                                      11                5                27               18
                                                            -----            -----            ------           ------
       Total Volumes                                          130              129               350              364
                                                            =====            =====            ======           ======

Third Quarter 1998 to Third Quarter 1997 Analysis

         Southern Natural Gas Company and Subsidiaries - EBIT for Southern was $46.5 million in the third quarter of 1998 compared with $43.6 million in the third quarter of 1997. The increase was primarily due to higher equity in earnings of Destin and an expansion placed in service, partially offset by higher depreciation expense.

         Market transportation revenues increased as a result of the recent expansion. Supply transportation revenues decreased due to a decrease in volumes as a result of hurricanes and tropical storms, and natural production declines taking place in certain Gulf of Mexico fields. General and administrative expense decreased primarily due to lower employee benefit expenses and stock-based compensation expense. Depreciation and amortization expense increased in the 1998 period due to plant additions and pursuant to a provision of the customer settlement allowing a deferral of depreciation on certain plant categories until March 1, 1998. That deferral is now being amortized.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin, primarily resulting from AFUDC capitalized. During the third quarter, construction of the offshore portion of the Destin pipeline was completed, and it is currently transporting about 90 million cubic feet (MMcf) of natural gas per day. As additional reserves are connected during the fourth quarter, daily throughput is expected to exceed 200 MMcf per day by year end.

         Citrus - Equity in earnings of Citrus increased $1.1 million to $6.7 million for the three months ended September 30, 1998. The increase is primarily due to the recognition of credits on a gas supply agreement, lower interest expense and an adjustment to a reserve for gas imbalances, partly offset by higher operating expenses.

Nine Months 1998 to Nine Months 1997 Analysis

         Southern Natural Gas Company and Subsidiaries - EBIT was $163.4 million for the nine months ending September 30, 1998, compared with $146.0 million for the same 1997 period. The increase was primarily due to an expansion placed in service, lower expenses and increased earnings of Destin. Partially offsetting these increases was the net effect of reserve adjustments made in the 1997 and 1998 periods, which is discussed below.

         Market transportation revenues improved primarily due to a recent expansion. Other revenues decreased due to a favorable $10 million reserve adjustment in 1997 relating to Southern's obligation to pay royalty claims in connection with take-or-pay settlements entered into in the 1980's, offset partially by the reversal of the remaining $4.2 million of royalty reserves in 1998. Such reversal was made because management determined that the likelihood of the Company making any significant royalty payments as a result of its prior take-or-pay settlements was remote. General and administrative expenses decreased primarily due to lower employee benefit expenses, lower insurance expenses and lower stock-based compensation expense. Depreciation and amortization expense decreased primarily due to an adjustment of the salvage value on certain fixed assets (see Note 1 of the Notes to Condensed Consolidated Financial Statements). Increases due to plant additions and the amortization of the deferred depreciation pursuant to the customer settlement partially offset this decrease.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin, primarily resulting from AFUDC capitalized on its current construction costs. Other income was lower primarily due to the recognition of a gain on the termination of a forward rate agreement in the 1997 period.

         Citrus - Equity in earnings of Citrus increased $4.0 million to $22.4 million for the nine months ended September 30, 1998. The increase is primarily due to the recognition of credits on a gas supply agreement, lower operating expenses and lower interest expense, partly offset by reduced utilization of firm transportation capacity held by Citrus Trading and lower revenues at Florida Gas due to lower throughput.

Natural Gas Sales and Supply

         As a result of FERC Order No. 636, Southern Natural Gas terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern Natural Gas' remaining gas supply is sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

         Southern Natural Gas' annual purchase commitments total less than $25 million per year for 1998 and subsequent years. Based on Southern Natural Gas' current expectations with respect to natural gas prices in 1998 and the years following, only an insignificant amount of gas volumes is expected to be at prices above market.

Rate Matters

         Under terms of a settlement approved by the FERC, all of Southern Natural Gas' previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 have been resolved. The settlement requires Southern Natural Gas to file a new rate case no later than September 1, 1999.

         In September 1997, the FERC approved a Rate Case Settlement between Florida Gas and its customers. The terms of the settlement provide for tiered rates effective beginning March 1, 1997, which, for a two-year period, reflect an increase over the rates in effect prior to the rate filing for transportation through both the pre expansion and Phase III expansion systems. The settlement resolved all issues related to Phase III construction and the construction cost audit. The settlement terms require Florida Gas to file a new rate case no later than October 1, 2001.

ENERGY SERVICES

         Sonat Energy Services, through its majority-owned subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing activities in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration's natural gas production, as well as purchasing and reselling gas for other customers. Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies and is focused on expanding its wholesale electric marketing business. Both of these subsidiaries use derivative instruments in managing commodity price risk (see Market Risk and Note 4 of the Notes to Condensed Consolidated Financial Statements).

         In 1998 a subsidiary of Sonat Energy Services acquired a 50 percent interest in a natural gas-fired power plant in Georgia (the Mid-Georgia Cogen plant) for a gross investment of approximately $28 million. The power plant began operations in June 1998. In July 1998, Sonat Energy Services announced its intention to develop a 680-megawatt natural gas-fired peaking power plant near Columbus, Georgia. The Cataula Power Plant, which will have a gross investment of approximately $227 million, is scheduled to begin commercial operation in June 2000. The plant will provide energy to serve the growing Georgia and Southeast power markets during peak power demand periods. Sonat Energy Services is pursuing additional power plant opportunities.

         Sonat Intrastate-Alabama Inc. (SIA), a wholly owned subsidiary of Sonat Energy Services, owns an approximately 450-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. SIA's throughput in the first nine months of 1998 was 31 Bcf compared with 26 Bcf in the first nine months of 1997.

         Sonat Power Systems Inc., a wholly owned subsidiary of Sonat, formed a strategic alliance in 1997 with AlliedSignal Power Systems Inc., an unaffiliated company, to market and support its onsite electric power systems in 13 Southern states from Texas to Virginia, and the District of Columbia.

ENERGY SERVICES

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)

Revenues                                                  $762.0            $912.9           $2,499.2          $2,569.1
                                                          ======            ======           ========          ========

Operating Margin                                          $ 13.7            $ 11.0           $   41.1          $   31.4
                                                          ======            ======           ========          ========

Operating Income                                          $  1.5            $   .9           $    4.8          $    2.0
                                                          ======            ======           ========          ========

Earnings Before Interest and Taxes                        $  4.2            $   .7           $    6.7          $    1.5
                                                          ======            ======           ========          ========

Physical Volumes:
    Sonat Marketing Gas Sales
       Volumes (100%)
          (Billion Cubic Feet)                               285               339                929               942
                                                          ======            ======           ========          ========

    Sonat Power Marketing Sales
       Volumes (100%)
          (Thousands of Megawatt Hours)                    3,051             3,344              8,950             6,662
                                                          ======            ======           ========          ========

Financial Settlements (Notional):
    (Bcf/d)                                                 11.8               4.5                8.7               3.6
                                                          ======            ======           ========          ========


Third Quarter 1998 to Third Quarter 1997 Analysis

         Third quarter 1998 financial results improved from third quarter 1997 levels, as EBIT rose to $4.2 million from $.7 million in 1997. The increase was due to better power marketing results and the contribution of the 50 percent-owned Mid-Georgia Cogen L.P. power plant. Sonat Marketing Company's third quarter physical sales volumes were slightly below 1997 levels. Notional sales volumes from natural gas derivative transactions more than doubled, however, reflecting an increase in Sonat Marketing's financial transactions on behalf of customers and an increase in reliance on financial transactions to manage its basis positions. While Sonat Power Marketing's third quarter 1998 volumes were slightly below 1997 levels, margins were substantially better due to improved market conditions. Sonat Power Marketing's financial results also benefited from marketing arrangements, whereby it participates in the spread between natural gas and electricity prices.

Nine Months 1998 to Nine Months 1997 Analysis

         EBIT for the first nine months of 1998 rose to $6.7 million compared with $1.5 million for the first nine months of 1997. The improved results reflect  higher  volumes  at Sonat  Power  Marketing,  better  margins,  and the contribution of the Mid-Georgia Cogen L.P. power plant. Although Sonat Marketing's physical sales volumes were essentially flat, notional sales volumes more than doubled. Sonat Power Marketing's sales volumes reached 9.0 million megawatt hours, up significantly from 6.7 million megawatt hours in the first nine months of 1997. The initiation of commercial operations at the Mid-Georgia plant in June 1998 and electric power marketing opportunities created by the above normal temperatures in the Southeast and Midwest contributed to the increase in EBIT. Results for 1998 reflect start-up losses for Sonat Power Systems, which slightly offset these favorable factors.

Other Income Statement Items

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)

Interest Expense, Net                                    $ (32.3)           $(23.5)         $ (93.1)           $(68.8)

         Net interest expense increased in both the three-month and nine-month periods of 1998 as compared to the same periods of 1997 due to higher average debt levels. Partially offsetting was the effect of lower interest rates on debt in both periods of 1998. In addition, the nine-month period of 1998 reflects higher interest income on restricted cash and other investments. Interest capitalized decreased in both periods of 1998 due to lower interest capitalized at Sonat Exploration.

Income Tax Expense (Benefit)                             $(142.7)           $ 25.1          $(304.0)           $ 87.6

         Income tax expense decreased in both periods due to the ceiling test charges related to the Company's oil and gas operations. Absent these charges, the effective tax rate was lower in both periods of 1998 as compared to 1997 because tax preference items had a greater impact on income before income taxes in the 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                       Nine Months
                                                                                                   Ended September 30,
                                                                                              1998              1997
                                                                                                    (In Millions)

Operating Activities                                                                        $ 426.1            $556.0

         Cash flow from operations decreased $129.9 million compared to the 1997 period primarily due to lower operating results at Sonat Exploration. Partially offsetting the decrease was higher cash flows at Sonat Energy Services. Operating results were discussed earlier.

         Depreciation, depletion, and amortization and deferred income taxes include a charge of $1,035.2 million and a benefit of $362.3 million, respectively, for ceiling test charges related to Sonat Exploration's oil and gas properties in 1998. Absent the ceiling test charges, the change in deferred income taxes and accrued interest and income taxes primarily reflects the capitalization of intangible drilling costs in the current period. The change in accounts receivable and accounts payable is primarily attributable to lower natural gas prices and volumes. The change in restricted cash, accrued long-term compensation, and other current assets and liabilities primarily represent the payment of certain expenses in connection with the merger between the Company and Zilkha Energy in January 1998 (see Note 3 of the Notes to Condensed Consolidated Financial Statements). Lower broker deposits at Sonat Marketing in the current period slightly offset the decline in current assets and liabilities.

     The caption Other in the 1997 period includes $15.4 million of deferred gains on derivatives designated as hedges at Sonat Marketing.

Investing Activities                                                                        $(503.6)          $(775.1)

         Net cash used in investing activities was $271.5 million lower in 1998 compared to 1997. The decrease was primarily attributable to proceeds from the sale of certain oil and gas properties (see Note 3 of the Notes to Condensed Consolidated Financial Statements). The sale of those properties also had the effect of decreasing capital expenditures at Sonat Exploration in the current period. Higher investments in unconsolidated affiliates, specifically, the Destin and the Mid-Georgia Cogen joint ventures partially offset these decreases.

                                                                                                       Nine Months
                                                                                                   Ended September 30,
                                                                                              1998              1997
                                                                                                    (In Millions)

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

         Exploration and Production                                                         $ 481.1           $ 649.1
         Natural Gas Transmission                                                             160.3             100.5
         Energy Marketing                                                                       8.1               8.3
         Other                                                                                  4.2               2.7
                                                                                            -------           -------

         Total                                                                              $ 653.7           $ 760.6
                                                                                            =======           =======

     The  Company's  share  of  capital   expenditures  by  its   unconsolidated
affiliates was $100.3 million and $18.1 million in the first nine months of 1998 and 1997, respectively.

Financing Activities                                                                        $  60.9           $ 290.7

         Net cash provided by financing activities was $229.8 million lower in 1998 period compared to 1997. The proceeds from the sale of oil and gas properties were used to repay borrowings under Sonat's floating rate facilities in the current period.

CAPITAL RESOURCES

         At September 30, 1998, the Company had bank lines of credit and a revolving credit agreement with banks with a total capacity of $1.25 billion. The Company's bank and commercial paper borrowings in the aggregate are not authorized to exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, after giving effect to the $611.8 million of commercial paper and $25.5 million of borrowings from the short-term lines of credit, $612.7 million was available to the Company under such lines of credit and revolving credit agreement at September 30, 1998.

         Sonat and Southern Natural Gas have shelf registration statements with the Securities and Exchange Commission which provide for the issuance of up to $500 million in debt securities by both companies. Southern Natural Gas issued $100 million in debt under its registration statement in the third quarter of 1998.

         The Company's capital expenditures and other investing requirements for 1998 are expected to aggregate $910.2 million. This amount reflects investments in unconsolidated affiliates and proposed expenditures for oil and gas property acquisitions, exploration and development, pipeline expansion and other projects. The Company completed the Zilkha Energy merger on January 30, 1998, issuing $1.04 billion of common stock to the Zilkha Energy shareholders (see
Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company's cash requirements relating to the Zilkha Energy merger totaled approximately $290 million, principally for repayment of debt and certain other liabilities of Zilkha Energy and transaction expenses.

         The Company has a stock repurchase program in effect through the end of 1998. As of September 30, 1998, the Company had remaining authority to purchase approximately 967,000 shares of the Company's common stock. Shares purchased under the program are expected to be reissued in connection with employee stock option and restricted stock programs.

         The Company believes that cash flow from operations and borrowings in either the private or public market will provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET RISK

         Financial instruments of the Company expose it to both commodity price risk and interest rate risk.

         Commodity Price Risk - The Company's primary market risk exposure is the volatility of energy commodity prices, relating to the portfolio position of its financial instruments and physical commitments, which can affect the operating results of Sonat Exploration and Sonat Energy Services. The Company uses commodity futures contracts, options and price swap agreements to hedge its commodity price risk on crude oil, natural gas and electricity. Sonat Energy Services performs all hedging activity (non-trading) for both its own operations and for the operations of Sonat Exploration. Sonat Energy Services, through its subsidiary, Sonat Marketing, also uses derivative instruments as a market maker (trading activity) by maintaining active trading positions in natural gas futures and swap contracts and limiting its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions, and limit and monitoring procedures.

         The Company's non-trading (hedging) and trading activities are implemented under a set of policies approved by the Board of Directors. In addition, all derivative activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. The Company's use of derivative instruments to reduce the effect of market volatility is described in
Note 4 of the Notes to Condensed Consolidated Financial Statements. The Risk Oversight Committee and management monitor the portfolio Value-at-Risk to ensure compliance with Board limits.

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

         The Company has divided its Year 2000 project into assessment, implementation, and testing phases. During the assessment phase, the Company completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company is also communicating with its customers and business partners to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their Year 2000 issue.

         The Company is currently engaged in the implementation and testing phases of the Year 2000 project. The implementation phase includes completing the replacement of mainframe systems with Year 2000-compliant vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. The Company is scheduled to have all critical systems tested, remediations plans defined, and corrective action underway by December 31, 1998. All remediation efforts are scheduled to be completed by June 30, 1999.

         The  Company  is  also  currently   developing   contingency  plans  as
practicable for critical systems, service providers, and business partners. These plans involve developing contingencies for failures that may result from the Year 2000 problem. The Company is scheduled to have these plans completed by June 30, 1999. The Company has not completed analyzing worst case scenarios and therefore is not able to estimate potential lost revenue at this time.

         The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs is expected to be $5 million to $10 million. As of September 30, 1998, the Company has incurred approximately $1.3 million in Year 2000 project costs. The Company expects to fund Year 2000 expenditures from normal operations.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain forward-looking statements regarding the Company's business plans and prospects, objectives, future drilling plans, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results and experience may differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

         Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and success of the Company's exploration and development drilling programs, which would affect production levels and reserves; the results of the Company's hedging activities; risks incident to the drilling and operation of oil and gas wells; future drilling, production and development costs, including drilling rig rates; the success of the Company's cost reduction activities; and the requirements to receive various governmental approvals to proceed with pipeline, storage and power generation projects, and unanticipated construction delays in connection with such projects. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

         Changes in business conditions in the oil and gas industry and at Sonat Exploration could change its current plans for increasing its onshore and offshore exploration programs. Such changes would include material changes in oil and gas prices and drilling rig rates. Finally, there can be no assurance that Destin will be able to timely connect new fields or that the production from those fields will allow it to meet its planned throughput objectives.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits1

Exhibit
Number                                      Exhibits


10.1* Executive Award Plan of Sonat Inc. as Amended and Restated as of July 23, 1998

10.2* Amendment to the Performance Award Plan of Sonat Inc. dated as of July 23, 1998

10.3* Amendment to the Performance Award and Cash Bonus Plan of Sonat Inc. dated as of July 23, 1998

10.4*         Amendment to the Cash Bonus Plan of Sonat Inc. dated as of
              July 23, 1998

10.5* Executive Severance Agreement dated July 23, 1998, between Sonat Inc. and Ronald L. Kuehn, Jr.

10.6* Executive Severance Agreement dated July 23, 1998, between Sonat Inc. and Thomas W. Barker, Jr. and schedule identifying substantially identical Executive Severance Agreements between Sonat Inc. and other parties

12*           Computation of Ratio of Earnings to Fixed Charges

18*           Letter re Change in Accounting Principles

27.1* Financial Data Schedules for the period ended September 30, 1998, filed electronically only

27.2* Restated Financial Data Schedules for the period ended June 30, 1998, filed electronically only

27.3* Restated Financial Data Schedules for the period ended March 31, 1998, filed electronically only

27.4* Restated Financial Data Schedules for the period ended December 31, 1997, filed electronically only

27.5* Restated Financial Data Schedules for the period ended September 30, 1997, filed electronically only

27.6* Restated Financial Data Schedules for the period ended June 30, 1997, filed electronically only

27.7* Restated Financial Data Schedules for the period ended March 31, 1997, filed electronically only

27.8* Restated Financial Data Schedules for the period ended December 31, 1996, filed electronically only

27.9* Restated Financial Data Schedules for the period ended December 31, 1995, filed electronically only
------------

*   Filed herewith

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K on July 23, 1998, reporting certain information under Item 5 with respect to the second quarter results of operations and the completion of the restructuring of its wholly owned subsidiary, Sonat Exploration Company.

         The Company filed a Report on Form 8-K on September 17, 1998, reporting certain information under Item 5 with respect to the Grynberg complaint.

         The Company filed a Report on Form 8-K on October 22, 1998, reporting certain information under Item 5 with respect to the Company's third quarter results which reflected the adoption of the full cost method of accounting for its exploration and production business segment.



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



Date:      November 12, 1998               By:      /s/ James E. Moylan, Jr.
       --------------------------                 --------------------------
                                                  James E. Moylan, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer





Date:      November 12, 1998               By:      /s/ Thomas W. Barker, Jr.
       --------------------------                 ---------------------------
                                                  Thomas W. Barker, Jr.
                                                  Vice President-Finance