Form 10-K
period 1998-12-31
SONAT INC
filed 1999-03-24
CIK 92236

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

   FOR THE TRANSITION PERIOD FROM ________________  TO _________________

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

                        Yes  X                        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1999 -- $2,230,348,507.
                  NUMBER OF SHARES OF COMMON STOCK, $1.00 PAR
             VALUE, OUTSTANDING ON JANUARY 31, 1999 -- 110,038,562

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT DATED AS OF MARCH 22, 1999,
    ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SONAT INC.

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

ITEM                                                                        PAGE
----                                                                       ------
PART I

Item 1.      Business....................................................  I-1
                                                                           I-1
               Proposed Merger with El Paso Energy Corporation...........
                                                                           I-2
               Exploration and Production................................
                                                                           I-2
                  Sonat Exploration Company..............................
                                                                           I-4
                    Consolidated Oil and Gas Reserves....................
                                                                           I-5
                    Consolidated Wells and Acreage.......................
                                                                           I-9
                    Consolidated Exploratory and Development Wells.......
                                                                           I-9
                    Consolidated Net Production, Unit Prices, and
                     Production Costs....................................
                                                                           I-10
                    Consolidated Development, Exploration, and
                     Acquisition Expenditures............................
                                                                           I-10
                  Competition and Current Business Conditions............
                                                                           I-11
               Natural Gas Transmission..................................
                                                                           I-11
                  Southern Natural Gas Company...........................
                                                                           I-11
                  Florida Gas Transmission Company.......................
                                                                           I-11
                  Sea Robin Pipeline Company.............................
                                                                           I-11
                  South Georgia Natural Gas Company......................
                                                                           I-12
                  Destin Pipeline Company, L.L.C.........................
                                                                           I-12
                  Etowah LNG Company, L.L.C..............................
                                                                           I-12
                  Southern LNG Inc.......................................
                                                                           I-13
                  Markets -- Transportation..............................
                                                                           I-15
                  Markets -- System Expansions...........................
                                                                           I-17
                  Gas Sales and Supplies.................................
                                                                           I-17
                  Rate and Regulatory Proceedings........................
                                                                           I-18
                  Storage Fields.........................................
                                                                           I-18
                  Competition and Current Business Conditions............
                                                                           I-20
               Energy Services...........................................
                                                                           I-20
                  Sonat Energy Services Company..........................
                                                                           I-20
                    Sonat Marketing Company L.P..........................
                                                                           I-20
                    Sonat Public Service Company L.L.C...................
                                                                           I-20
                    Unicom Gas Services LLC..............................
                                                                           I-20
                    Stone & Webster Sonat Energy Resources, LLC..........
                                                                           I-21
                    Sonat Power Marketing L.P............................
                                                                           I-21
                    Sonat Power Inc......................................
                                                                           I-21
                    West Georgia Generating Company L.P..................
                                                                           I-21
                    Sonat Intrastate-Alabama Inc.........................
                                                                           I-22
                  Sonat Power Systems Inc................................
                                                                           I-22
                  Competition and Current Business Conditions............
                                                                           I-24
               Governmental Regulation...................................
                                                                           I-24
                  Exploration and Production.............................
                                                                           I-24
                  Natural Gas Transmission...............................
                                                                           I-25
                  Energy Services........................................
                                                                           I-25
               Environmental Matters.....................................
                                                                           I-25
               Year 2000 Project.........................................
                                                                           I-25
               Cautionary Statement Concerning Forward-Looking
                  Statements.............................................
Item 2.      Properties..................................................  I-26
Item 3.      Legal Proceedings...........................................  I-26
Item 4.      Submission of Matters to a Vote of Security Holders.........  I-27

ITEM                                                                        PAGE
----                                                                       ------
Executive Officers of the Registrant.....................................  I-27

PART II
Item 5.      Market for Registrant's Common Equity and Related             II-33
             Stockholder Matters.........................................
Item 6.      Selected Financial Data.....................................  II-44
Item 7.      Management's Discussion and Analysis of Financial Condition   II-2
             and Results of
             Operations..................................................
Item 7A.     Quantitative and Qualitative Disclosures About Market         II-10
             Risk........................................................
Item 8.      Financial Statements and Supplementary Data.................  II-16
Item 9.      Changes in and Disagreements with Accountants on Accounting   II-45
             and Financial
             Disclosure..................................................

PART III
Item 10.     Directors and Executive Officers of the Registrant..........  III-1
Item 11.     Executive Compensation......................................  III-1
Item 12.     Security Ownership of Certain Beneficial Owners and           III-1
             Management..................................................
Item 13.     Certain Relationships and Related Transactions..............  III-1

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form  IV-1
             8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

     Sonat Inc. ("Sonat" or the "Company") is a diversified energy holding company. It is engaged through Sonat Exploration Company and Sonat Exploration GOM Inc. (collectively "Exploration") in domestic oil and natural gas exploration and production, through Southern Natural Gas Company ("Southern") and Citrus Corp. ("Citrus") in the transmission and storage of natural gas, and through Sonat Energy Services Company ("Sonat Energy Services") in natural gas and electric power marketing and electric generation.

     Exploration operates primarily in Texas, Oklahoma, Louisiana, Arkansas, Alabama, and the Gulf of Mexico. In January 1998 Sonat completed a $1.3 billion merger, accounted for as a pooling-of-interests, with Zilkha Energy Company ("Zilkha"), a privately owned oil and gas exploration, development, and production company operating primarily offshore in the shallow waters of the Gulf of Mexico. Following the merger, Zilkha was renamed Sonat Exploration GOM Inc.

     Southern is a major transporter of natural gas to the southeastern United States. Its natural gas pipeline system extends primarily from gas producing areas of Texas, Louisiana, and the Gulf of Mexico to markets in a seven-state area of the Southeast. Sonat and Enron Corp., an unaffiliated company, each owns a one-half interest in Citrus, a holding company that owns 100 percent of Florida Gas Transmission Company ("Florida Gas"). Florida Gas is an interstate natural gas pipeline that serves the State of Florida.

     Sonat Energy Services' largest subsidiary, Sonat Marketing Company L.P. ("Sonat Marketing"), sells natural gas throughout much of the United States, principally the area east of the Rocky Mountains. Another subsidiary of Sonat Energy Services, Sonat Power Marketing L.P. ("Power Marketing"), markets electric power throughout the area of the United States east of the Rocky Mountains. Sonat Energy Services owns 65 percent and subsidiaries of AGL Resources, Inc., an unaffiliated company ("AGL Resources"), own 35 percent of Sonat Marketing and Power Marketing.

     Sonat was incorporated under the laws of Delaware in 1973 in connection with a reorganization of Southern. At March 1, 1999, Sonat and its subsidiaries employed approximately 1,890 people.

     Sonat's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is
(205) 325-3800.

     Additional business information is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in Part II of this report, which are incorporated herein by reference. Reference is made to Note 13 of the Notes to Consolidated Financial Statements contained in Part II of this report for further information with respect to the portions of Sonat's revenues, operating profit, capital expenditures, and identifiable assets attributable to each of its business segments.

                PROPOSED MERGER WITH EL PASO ENERGY CORPORATION

     On March 13, 1999, Sonat and El Paso Energy Corporation ("El Paso") entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for, among other things, the merger of El Paso and the Company. Under the terms of the Merger Agreement, the Company's shareholders will receive one share of El Paso common stock, par value $3.00 per share ("El Paso Common Stock"), for each share of common stock, par value $1.00 per share, of the Company ("Company Common Stock"), they own. The merger is subject to certain customary conditions, including, among others, approval by the stockholders of the Company and receipt of certain required government approvals. In the event El Paso stockholder approval for the issuance of El Paso Common Stock in the merger is not obtained, El Paso has agreed to issue an amount of El Paso Common Stock not to exceed, in the aggregate, 19.9 percent of the outstanding El Paso Common Stock, with the balance of the merger consideration to be paid in the form of non-convertible long-term preferred stock (the "Preferred Stock"). The Preferred Stock will bear a dividend rate designed to cause the stock to have a value equal to the greater of $32 or the value of the El Paso Common Stock as of the time of the Company's shareholder vote, subject to a cap of $44.50. The Preferred Stock will be redeemable in 21 years and will not be convertible.

     In connection with the Merger Agreement, on March 13, 1999, the Company and El Paso also entered into cross option agreements, pursuant to which, among other things, (i) El Paso has been granted an option to purchase up to 19.9 percent of the Company Common Stock, exercisable if the Merger Agreement is terminated under certain circumstances as set forth therein and (ii) the Company has been granted an option to purchase up to 19.9 percent of the El Paso Common Stock, exercisable if the Merger Agreement is terminated under certain circumstances as set forth therein.

                           EXPLORATION AND PRODUCTION

     Sonat is engaged in the exploration for and the acquisition, development, and production of oil and natural gas through its wholly owned subsidiary, Sonat Exploration Company, and its subsidiary companies and Sonat Exploration GOM Inc.

     On January 30, 1998, Sonat closed the merger of one of its wholly owned subsidiaries with Zilkha, a privately owned oil and gas exploration, development, and production company operating primarily offshore in the shallow waters of the Gulf of Mexico, for $1.3 billion. Following the merger, Zilkha was renamed Sonat Exploration GOM Inc. ("Sonat GOM"), which is a wholly owned subsidiary of Sonat. See Note 3 of the Notes to Consolidated Financial Statements in Part II of this report for additional details regarding the merger. Unless the context specifically indicates otherwise, the term "Exploration" as used below shall include both Sonat Exploration Company and its subsidiary companies and Sonat GOM and all numbers shall be consolidated numbers for Exploration as so defined.

SONAT EXPLORATION COMPANY

     Exploration's principal office is located in Houston, Texas. Exploration also has offices in Tyler and Midland, Texas, and Oklahoma City, Oklahoma. The oil and gas properties of Exploration are principally located onshore in the Southern coastal states, in various states in the Southwest, and in federal waters offshore Louisiana and Texas. Exploration holds the industry's largest net leasehold position in the shallow water area (less than 600 feet) of the Gulf of Mexico.

     As of December 31, 1998, Exploration had operations or properties in 12 states. Exploration had working interests in approximately 1.7 million gross acres or 1.1 million net acres onshore as of December 31, 1998. Of this onshore acreage, approximately 570,000 gross or 332,000 net acres were producing oil or gas. In addition, as of such date (but excluding properties sold on January 15, 1999), Exploration had a working interest in 397 federal offshore blocks in the Gulf of Mexico and 26 state offshore blocks, totaling approximately 1.9 million gross acres or 1.8 million net acres, of which 41 were located in deep water areas. Of these blocks, 85 were producing oil or gas and 338 lease blocks (covering approximately 1.6 million net acres) were undeveloped. Exploration has licensed or contracted to license three dimensional ("3-D") seismic data covering 6,232 lease blocks in both shallow and deep water areas of the Gulf of Mexico.

     Following the merger with Zilkha, Sonat undertook a comprehensive review of its exploration and production business and determined that its return on invested capital would fall short of its goals. At that time, Exploration undertook a thorough review of each producing area to determine which properties were earning an acceptable financial return and which were not. Exploration also reviewed its cost structure and looked at ways to operate more efficiently. As a consequence, a major restructuring program was announced in April 1998. Program steps, which have been completed, included the sale of certain oil and gas properties, consolidation of certain business units, and a substantial work force reduction. Oil and gas properties sold, including its Austin Chalk properties, had proved reserves of approximately 430 billion cubic feet ("Bcf") of natural gas equivalent ("Bcfe"), or approximately 17 percent of Exploration's proved reserves as of December 31, 1997, and daily net production of approximately 170 million cubic feet ("MMcf") of natural gas equivalent ("MMcfe"). Proceeds of approximately $317 million from these sales were used to reduce debt. Production fell to 276 Bcfe in 1998 from 318 Bcfe in 1997, due primarily to these property sales.

Business units were consolidated from seven to three. This action, together with related staff reductions, reduced Exploration's workforce by approximately 25 percent.

     In addition, Exploration reviewed all of its oil and natural gas reserves in 1998. Proved reserves were adjusted downward by a net 426 Bcfe from year-end 1997 proved reserves in addition to the 430 Bcfe reduction as a result of the property sales. As a result of these revisions and the property sales, Exploration's total proved reserves were approximately 1.6 trillion cubic feet ("Tcf") of natural gas equivalent at the end of 1998, compared to approximately
2.6 Tcf at the end of 1997. Approximately 89 percent of Exploration's proved reserves are natural gas.

     In 1998 Exploration participated in the drilling of 291 development wells, of which 92 percent were successful. Exploration also participated in the drilling of a total of 40 exploratory wells in 1998 (18 offshore and 22 onshore), 19 of which were successful (eight offshore and 11 onshore). Of the total of 331 wells in which Exploration participated in drilling in 1998, it operated 275. Exploration failed to replace the reserves it produced during 1998.

     During 1999 Exploration has budgeted to drill approximately 25 exploratory wells and 11 development wells on its acreage positions in the Gulf of Mexico. Exploration also added to its deep-water holdings in the Gulf of Mexico by successfully bidding on 28 deep-water blocks during 1998. Exploration intends to continue to acquire prospective deep-water blocks to add to its inventory of drillable prospects.

     Exploration's restructuring program particularly impacted its onshore operations since almost all of the properties sold in 1998 were onshore. The most significant of these were Exploration's Austin Chalk and Arkoma Basin properties. Exploration had maintained an active drilling program in the Austin Chalk Trend in East Texas and West Louisiana from 1993 through 1997, but the economics of continued development were not attractive. The Arkoma Basin properties were nearing completion of Exploration's development program for them and continued exploration and development entailed more risk than Exploration thought was justified.

     Exploration's onshore exploration effort over the past few years had been dominated by the Cotton Valley Pinnacle Reef trend in East Texas. Its drilling success rate and the initial flow rates from the reef wells were encouraging, but during 1998 the production rates from these wells dropped substantially, and Exploration has significantly curtailed its reef exploration program.

     Strategically, Exploration is now emphasizing a disciplined onshore exploration program to capitalize on its excellent land position and seismic holdings. Exploration anticipates drilling approximately 34 exploratory wells, plus a coalbed methane pilot project in Sheridan, Wyoming, and 244 development wells on its onshore acreage during 1999.

     Exploration will pursue producing property acquisitions that can be integrated efficiently into its existing operations and that offer development drilling opportunities. Exploration is also interested in expanding its coalbed methane drilling operations following its success in Alabama's Black Warrior Basin, where its daily production has risen from 18 to 55 MMcf per day in the past three years. Exploration recently acquired 38,000 acres in Wyoming's Powder River Basin and has begun a pilot program there to test the feasibility of what could become a significant coalbed methane drilling program.

     PennzEnergy Company, an unaffiliated company ("PennzEnergy"), and Exploration recently announced that they have formed a joint venture to develop mineral interests underlain by coalbed methane at the 700,000 - acre Vermejo Park Ranch in northeast New Mexico. Under the terms of the definitive joint venture agreement, Exploration will pay up to $10 million in cash and fund a substantial development program to earn a 36-year lease covering part of PennzEnergy's mineral interest in Vermejo Park Ranch and adjacent holdings. PennzEnergy will initially participate with a 25-percent working interest in the venture, and will increase its working interest incrementally to 50 percent as the project reaches defined milestones. In addition to its working interest, PennzEnergy will retain a 25-percent royalty in its lease to Exploration. Closing of the transaction is subject to certain preferential rights held by the landowner.

     In 1999 PennzEnergy and Exploration expect to drill a minimum of 35 wells. Plans call for drilling 80 wells in 2000 and 150 wells each year thereafter. Reserves associated with the joint venture properties are estimated to exceed one Tcf of coalbed methane. To accommodate near-term gas sales generated by the development program, Exploration has agreed to construct at its own expense during 1999 a gathering line north from Vermejo Park Ranch to interconnect with a regional transportation pipeline. Longer-term plans call for Exploration to arrange for transportation on a newly constructed natural gas pipeline that will connect to the national pipeline grid. Exploration has an option to discontinue participation in the joint venture beyond September 1, 2000. In that event, however, Exploration's interest in the project, including any related improvements made, would be assigned to PennzEnergy at no cost.

     Changes in Exploration's capital program may occur during the year since the number, type, and timing of prospects drilled are subject to continual revision as a result of many factors, including the number of new prospects identified and secured through exploration and joint ventures with others, the number of prospects identified through ongoing geologic evaluation or seismic reprocessing efforts, rig availability and cost, lease expiration dates, the availability of capital to fund such projects, initial test results, the price of oil and gas, weather, and other general and economic conditions. While maintaining an active drilling program, Exploration has also continued its cost control and productivity improvement efforts.

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

     CONSOLIDATED OIL AND GAS RESERVES. As of December 31, 1998, Exploration's net proved reserves totaled 30 million barrels of crude oil, condensate, and natural gas liquids and 1,422 Bcf of natural gas. As of December 31, 1997, Exploration's net proved reserves amounted to 73 million barrels of crude oil, condensate, and natural gas liquids and 2,161 Bcf of natural gas. For additional information concerning reserves, see Note 14 of the Notes to Consolidated Financial Statements in Part II of this report.

     The following table sets forth certain information on the total proved reserves for Exploration as of December 31, 1998. Information in the following table is based upon the reserve report prepared by Exploration dated January 1, 1999. Ryder Scott Company Petroleum Engineers ("Ryder Scott") has issued its report dated March 10, 1999, in which it reviewed certain of Exploration's onshore properties, which account for approximately 62 percent of Exploration's total net proved reserves. William M. Cobb & Associates, Inc. ("Cobb") has issued its report dated January 14, 1999, in which it reviewed all of Sonat GOM's offshore properties (the former Zilkha acreage), which account for approximately 15 percent of Exploration's total net proved reserves. All of such reserve reports were done in accordance with the rules and regulations of the Securities and Exchange Commission.

                                                                    NET PROVED RESERVES
                                                              -------------------------------
                                                                 GAS      LIQUIDS     TOTAL
                                                              ---------   -------   ---------
                                                               (MMCF)     (MBBL)     (MMCFE)
Producing...................................................    931,600   17,552    1,036,900
Non-Producing...............................................    191,000    7,191      234,200
Undeveloped.................................................    299,700    4,974      329,500
                                                              ---------   ------    ---------
          Total Proved......................................  1,422,300   29,717    1,600,600
                                                              =========   ======    =========

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

     Exploration relies on its own technical staff for the selection of its drilling prospects. Leases on desirable, nonproducing offshore prospects are typically acquired in federal and state waters by acquisition or through a competitive bidding process from the federal or state governments. Exploration has, and may in the future, bid with other companies for leases on prospective offshore acreage. Onshore leases are acquired by Exploration and by independent lease brokers at the direction of Exploration's staff, through farmouts, through participation in prospects developed by others, or by acquisition. Exploration may, as it has in the past, enter into joint venture arrangements where exploration and development activity is performed on behalf of the joint venture by whichever company is designated as operator. Drilling for Exploration is conducted by independent drilling contractors.

     There have been no oil or gas reserve estimates filed or included in any reports to any federal agency within the last twelve months, except Form EIA-23 Annual Survey of Domestic Oil and Gas Reserves filed with the Federal Energy Regulatory Commission (the "FERC") and Form 9-1866 (Request for Reservoir Maximum Efficient Rate) filed with the Minerals Management Service of the U.S. Department of the Interior (the "MMS"). There are no material differences in the reserves reflected in such reports and the estimated reserves as reflected in
Note 14 of the Notes to Consolidated Financial Statements in Part II of this report, except for differences resulting from actual production, acquisitions, property sales, and necessary reserve revisions and additions to reflect actual experience.

     CONSOLIDATED WELLS AND ACREAGE. The following tables detail the gross lease acreage of both producing and nonproducing onshore properties and offshore lease blocks in which Exploration had an interest at December 31, 1998 (excluding properties sold on January 15, 1999). The map on page I-8 following the tables generally depicts the areas in which Exploration had significant lease interests as of December 31, 1998.

                           SONAT EXPLORATION COMPANY

                          ONSHORE GROSS LEASE ACREAGE

                                                                              NON-
STATE                                                         PRODUCING     PRODUCING       TOTAL
-----                                                         ---------   -------------   ---------
Alabama.....................................................    10,670         33,057        43,727
Arkansas....................................................    19,933         28,048        47,981
Louisiana...................................................   125,504        334,379       459,883
Montana.....................................................     9,392             --         9,392
New Mexico..................................................     6,450            648         7,098
Oklahoma....................................................   209,447         56,399       265,846
Texas.......................................................   185,169        643,559       828,728
Wyoming.....................................................     1,673             --         1,673
Other.......................................................     1,637            160         1,797
                                                               -------      ---------     ---------
          Total.............................................   569,875      1,096,250     1,666,125
                                                               =======      =========     =========

                          OFFSHORE GROSS LEASE BLOCKS*

                            AREA                              PRODUCING   NON-PRODUCING   TOTAL
                            ----                              ---------   -------------   -----
Alaminos Canyon.............................................     --              4           4
Atwater Valley 402..........................................     --              1           1
Brazos......................................................      1(1)           7           8
East Breaks.................................................     --             28          28
East Cameron................................................      8(2)          15          23
Eugene Island...............................................     10              9          19
Galveston...................................................      2              6           8
Grand Isle..................................................      2             14          16
Green Canyon................................................     --              1           1
High Island.................................................      3(3)          26          29
Main Pass...................................................      4              6          10
Matagorda...................................................     --              1           1
Mississippi Canyon..........................................      3(4)           6           9
Mobile......................................................     --              1           1
Mustang Island..............................................      3              1           4
Sabine Pass.................................................      3             --           3
Ship Shoal..................................................      2             17          19
South Marsh Island..........................................      6              9          15
South Pass..................................................     --              3           3
South Pelto.................................................      5(5)           6          11
South Timbalier.............................................      3(6)          32          35
Vermilion...................................................      2(7)          26          28
Viosca Knoll................................................     --             18          18
West Cameron................................................     20(8)          66          86
West Delta..................................................      2             15          17
                                                                 --            ---         ---
          Federal...........................................     79            318         397
LOUISIANA
Atchafalaya Bay.............................................      1              3           4
Grand Isle..................................................      3(9)          10          13
Sabine Pass.................................................      1             --           1
West Cameron................................................     --              1           1
                                                                 --            ---         ---
          Louisiana.........................................      5             14          19
TEXAS
High Island.................................................      1(10)          4           5
Sabine Pass.................................................     --              2           2
                                                                 --            ---         ---
          Texas.............................................      1              6           7
                                                                 --            ---         ---
          State.............................................      6             20          26
                                                                 --            ---         ---
          TOTAL.............................................     85            338         423
                                                                 ==            ===         ===

---------------

 * Excludes blocks sold to Energy Resource Technology, Inc. on January 15, 1999.

 (1) Sonat GOM has a 3.887429% working interest and Sonat Exploration Development I Company, its wholly owned subsidiary ("SEDCO"), has a 12.310191% working interest in Brazos 491. The SEDCO interest is subject to the UBS Asset Management 90% net profit interest.
 (2) Sonat GOM has a 15% back-in override in East Cameron 328 when, commencing September 15, 1996, one million barrels of oil has been produced; and, Exploration has a 40.73% working interest below 10,500 feet in East Cameron 223; and a 31.23% working interest below 10,500 feet in East Cameron 231.

 (3) Exploration only has a 3% override in High Island 139; and Sonat GOM has a back-in 8.2875% override in High Island 116 when, commencing July 1, 1996, 45 Bcf of gas has been produced. High Island 355A has been included in the lease count; however, the lease was released on January 31, 1999.
 (4) Exploration is not a lessee of one of the four producing blocks, Mississippi Canyon 150, but this block has been unitized with the three producing lease blocks in the area in which Exploration has a working interest.
 (5) Sonat GOM has a 7.58333% before payout overriding royalty interest ("BPO ORRI")/8.5% after payout overriding royalty interest ("APO ORRI") or 25% after payout working interest in South Pelto 18 (operating rights from surface to 20,000 feet). Sonat GOM owns 100% in the remaining lease.
 (6) Sonat GOM has a 7.613333% BPO/10.893333% APO ORRI in the South Timbalier 11 (operating rights from surface to 25,000 feet). Sonat GOM owns 100% in the remaining lease.
 (7) Sonat GOM has a 7.583333% BPO/6.8333333% APO ORRI only in the Vermilion 87 (operating rights from surface to 6,780 feet). Sonat GOM owns 100% in the remaining lease.
 (8) Exploration has a 12.5% working interest below 9,500 feet in West Cameron 290, which is one of the producing blocks; and Exploration only has an overriding royalty interest in West Cameron 421.
 (9) Sonat GOM owns a 70% working interest below the Q-60 Sand, and does not own an interest in the producing well.
(10) High Island 11-L (State Lease) -- This well has been categorized as producing; however, it is shut-in.

     The following table sets forth information concerning Exploration's consolidated working interests in oil and gas properties as of December 31, 1998 (excluding properties sold on January 15, 1999).

                                         TOTAL NUMBER OF
                                            PRODUCTIVE
                                              WELLS                                        NUMBER OF
                                         ----------------     DEVELOPED    UNDEVELOPED    WELLS BEING
                                         OIL        GAS         ACRES         ACRES         DRILLED
                                         ----      ------     ---------    -----------    -----------
Gross..................................  150       2,112(1)    861,540      2,727,737         35
Net....................................  106       1,317       512,386      2,365,707         24

---------------

(1) Twenty of these wells are multiple completions.

                          SONAT EXPLORATION INTERESTS
                            (SONAT EXPLORATION MAP)

                              SONAT GOM INTERESTS
                             (SONAT INTERESTS MAP)

     CONSOLIDATED EXPLORATORY AND DEVELOPMENT WELLS. The following table sets forth certain consolidated information regarding exploratory and development wells drilled during the years 1996 through 1998.

                                                           NET EXPLORATORY        NET DEVELOPMENT
                                                            WELLS DRILLED          WELLS DRILLED
                                                          ------------------   ---------------------
                                                          1996   1997   1998   1996    1997    1998
                                                          ----   ----   ----   -----   -----   -----
Productive..............................................  24.4   19.4   14.9   210.7   296.1   204.2
Dry.....................................................   6.0   14.9   18.6     5.4    19.3    18.1

     For information concerning Exploration's (i) capitalized costs of oil and gas producing activities, (ii) costs incurred in oil and gas producing activities, (iii) net revenues from oil and gas production, (iv) estimated proved oil and gas reserves, (v) estimated future oil and gas net revenues, and
(vi) present value of estimated future net revenues from estimated production of proved oil and gas reserves, see Note 14 of the Notes to Consolidated Financial Statements in Part II of this report. The standardized measures of discounted future net cash flows relating to Exploration's oil (including condensate) and gas reserves are calculated as prescribed by Statement of Financial Accounting Standards No. 69. The standardized measures of Exploration's proved oil and gas reserves presented in Part II of this report do not represent Sonat's estimate of their fair market value and are not otherwise representative of the value thereof, but rather, as stipulated and required by the Financial Accounting Standards Board, are intended solely to assist financial statement users in making comparisons between companies.

     The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered from such wells.

     CONSOLIDATED NET PRODUCTION, UNIT PRICES, AND PRODUCTION COSTS. As of December 31, 1998, Exploration had an ownership interest in 2,262 gross (1,423 net) productive wells, including 2,112 gross (1,317 net) productive natural gas wells and 150 gross (106 net) productive oil wells. Of these wells, 2,122 producing wells were onshore and 140 producing wells were offshore. Reference is made to the table in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report showing the consolidated net production (sales volumes) of oil and condensate, natural gas liquids, and natural gas for 1996 to 1998 and the average sales prices for those years (including transfers). The average production (lifting) costs per unit of oil and gas was $.33 in 1998, $.37 in 1997, and $.30 in 1996. The average production cost is calculated by converting all units of production to the equivalent thousand cubic feet ("Mcf") of gas using the relative energy content method.

     Exploration sells its crude oil production generally at posted prices, subject to adjustments for gravity and transportation. Exploration sells its natural gas primarily to Sonat Marketing at spot-market prices. Exploration also sells some of its gas under long-term contracts directly to pipelines, distribution companies, and end-users. Exploration sells natural gas liquids at market prices under monthly or long-term contracts. Sales of natural gas by Exploration to affiliates accounted for approximately 68 percent of Exploration's revenues in 1998, 54 percent in 1997, and 56 percent in 1996.

     During 1993 Sonat Marketing entered into agreements with Exploration pursuant to which Sonat Marketing purchases substantially all of Exploration's natural gas production that is not sold under pre-existing term dedications. The purchase prices for natural gas covered by these agreements is based on representative index prices agreed upon by Exploration and Sonat Marketing as representing the market value of the gas. A portion of Exploration's production is hedged by entering into intercompany swaps with Sonat Marketing to reduce the risks associated with spot-market price volatility. See Note 4 of the Notes to Consolidated Financial Statements contained in Part II of this report.

     The following table sets forth certain information regarding the net production volumes, average sales prices received, and average production costs associated with Exploration's sales of oil and natural gas for the periods indicated.

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
Net Production:
  Gas (Bcf).................................................    226     266     268
  Oil and Condensate (MMBbls)...............................    6.5     6.8     6.8
  Natural Gas Liquids (MMBbls)..............................    1.8     1.8     2.2
          Total (Bcfe)......................................    276     318     322
Average Sales Price:
  Gas ($/Mcf)...............................................   1.95    2.26    2.19
  Oil and Condensate ($/Bbl)................................  13.14   19.57   18.48
  Natural Gas Liquids ($/Bbl)...............................   8.83   11.90   12.03
Average Production Cost:
  ($/Mcfe)(1)...............................................   0.33    0.37    0.30

---------------

(1) Includes direct lifting costs (labor, repairs and maintenance, materials, and supplies) and the administrative costs of production offices, insurance, and property and severance taxes.

     CONSOLIDATED DEVELOPMENT, EXPLORATION, AND ACQUISITION EXPENDITURES. The following table sets forth certain information regarding the costs incurred by Exploration in its development, exploration, and acquisition activities during the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      ($ THOUSANDS)
Development Costs...........................................  $375,296   $490,979   $308,755
Exploration Costs:
  Proved Acquisitions.......................................     1,592      5,811     61,441
  Lease Acquisitions and Delay Rentals......................    58,809     86,789     73,602
  Seismic Acquisition and Reprocessing......................    52,998    102,450     48,301
  Drilling..................................................    92,364    176,580    128,001
                                                              --------   --------   --------
          Total Capital Expenditures........................  $581,059   $862,609   $620,100
                                                              ========   ========   ========

COMPETITION AND CURRENT BUSINESS CONDITIONS

     The oil and gas business is highly competitive in the search for and acquisition of additional reserves and in the marketing of oil and natural gas. Exploration's competitors include the major and intermediate size oil companies, independent oil and gas concerns, and individual producers or operators.

     Exploration's realized natural gas prices averaged $1.95 per thousand cubic feet in 1998, down from $2.26 in 1997. Oil and condensate prices averaged $13.14 per barrel in 1998 versus $19.57 per barrel in 1997. Exploration hedged a portion of its 1998 production, which reduced its realized price for natural gas by $.02 per Mcf. See Part II of this report in Note 4 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations following the caption "Hedging Activities" for a discussion of oil and gas production hedged in the future.

     Exploration has a 1999 capital budget of $335 million; however, given Sonat's debt levels, Exploration will limit its expenditures to the total of operating cash flow and the proceeds of any property sales. Exploration expects to sell its West Texas and other non-strategic properties in 1999. Due to the decline in oil field services costs, the 1999 drilling program should be comparable to Exploration's 1998 program. Given the many opportunities emerging in the Gulf of Mexico and in coalbed methane areas onshore, Exploration will increase exploration while reducing its onshore development program. This could result in lower near-term production, but Exploration believes it will result in greater long-term production and profitability. Actual expenditures for such activities may vary from these estimates for a number of reasons, including those discussed under the caption Cautionary Statement Concerning Forward-Looking Statements contained below in this Part I of this report.

                            NATURAL GAS TRANSMISSION

     Sonat owns interests in approximately 14,000 miles of natural gas pipelines extending across the southeastern United States from Texas to South Carolina and Florida. The principal business of Sonat's pipelines is the transmission and storage of natural gas in interstate commerce.

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

SOUTHERN NATURAL GAS COMPANY

     Sonat's principal operating company in the pipeline group is Southern, a wholly owned subsidiary of Sonat, which owns approximately 7,300 miles of interstate natural gas pipelines. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern is the principal pipeline supplier to the growing Southeastern markets of Alabama and Georgia. Southern's interstate pipeline system has a firm daily delivery capacity of 2.5 Bcf of natural gas. A map of Southern's pipeline system, including pipelines of its subsidiaries and joint ventures, as well as of the pipeline system of Florida Gas, appears on page I-19.

FLORIDA GAS TRANSMISSION COMPANY

     Florida Gas is the primary pipeline transporter of natural gas in the State of Florida and the sole pipeline transporter to peninsular Florida. Florida Gas is operated by a subsidiary of Enron Corp., an unaffiliated company, which owns the other 50 percent of Citrus. Florida Gas owns approximately 4,800 miles of interstate natural gas pipelines that extend from south Texas to a point near Miami, Florida. Its system has a firm daily delivery capacity of 1.5 Bcf of natural gas. See the map on page I-19. For additional information regarding Citrus, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report, and the Consolidated Financial Statements of Citrus contained in Part IV of this report.

SEA ROBIN PIPELINE COMPANY

     Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns an approximately 430-mile interstate natural gas pipeline system located in the Gulf of Mexico. Sea Robin gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to one independent storage company and five downstream transmission pipelines, including Southern. See the system map on page I-19. Sea Robin transported approximately 238 Bcf of natural gas in 1998 compared to 278 Bcf in 1997. These Sea Robin volumes are included within the Southern transportation volumes discussed below.

SOUTH GEORGIA NATURAL GAS COMPANY

     South Georgia Natural Gas Company ("South Georgia"), a wholly owned subsidiary of Southern, owns an approximately 910-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-19. South Georgia transported approximately 39 Bcf of natural gas in 1998 compared to 38 Bcf in 1997. These South Georgia volumes are included within the Southern transportation volumes discussed below.

DESTIN PIPELINE COMPANY, L.L.C.

     Destin Pipeline Company, L.L.C. ("Destin"), is owned one-third each by Southern and subsidiaries of Shell Oil Company ("Shell") and BP Amoco Corporation ("BP Amoco"). Destin owns a 223-mile interstate pipeline system that transports natural gas from the growing eastern Gulf of Mexico production area, with an additional 31-mile extension scheduled to go in service in the second quarter of 1999. Destin's pipeline system extends northward into Mississippi, where it connects with five other interstate pipelines, including Southern and Florida Gas. See the system map on page I-19. The pipeline has a firm daily delivery capacity of 1.0 Bcf of natural gas. Southern is the operator of the system. Destin's pipeline system was partially completed and in service in September 1998 and was fully in service in March 1999. As of March 1999, the total capital to be expended by Destin is estimated to be $475 million, including two substantial extensions of the original mainline system that were constructed in late 1998 and early 1999.

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

     Shell, BP Amoco, and other shippers have dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation under Destin's flexible firm rate schedule. Discussions are underway with other prospective shippers.

ETOWAH LNG COMPANY, L.L.C.

     In December 1997 an affiliate of AGL Resources and Southern formed a new entity, Etowah LNG Company, L.L.C. ("Etowah"), to jointly construct, own, and operate a new liquefied natural gas ("LNG") peaking facility in Polk County, Georgia. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company ("AGLC"), and Southern's pipeline. Etowah will provide natural gas storage and peaking services to AGLC and the city of Austell, Georgia. The new facility will cost approximately $90 million. AGLC has subscribed for 200 MMcf per day of deliverability capacity from Etowah, which represents two-thirds of its anticipated available capacity, for a term of 20 years. The agreement for Etowah to provide services to AGLC includes, however, provisions allowing AGLC to terminate the agreement in the event it does not receive, with respect to the agreement, a satisfactory order from the Georgia Public Service Commission ("Georgia PSC") or if AGLC determines it should not proceed with the agreement. In September 1998 the Georgia PSC issued an order approving the agreement, but allowed for further review of it. The parties extended the time period during which AGLC may terminate the agreement. AGLC has advised Southern that it is reevaluating the timing and extent of its needs for firm peaking services and will advise Southern whether it will proceed with this project during the third quarter of 1999. If AGLC exercises its option to terminate its service agreement with Etowah, the project would not go forward and AGLC would be obligated to reimburse Etowah for all of its costs incurred in the project.

SOUTHERN LNG INC.

     Southern LNG Inc. ("Southern LNG"), formerly known as Southern Energy Company, a wholly owned subsidiary of Southern, owns an LNG receiving and regasification terminal near Savannah, Georgia, which was constructed for a project, now terminated, to import LNG from Algeria. The terminal has been inactive since the early 1980s. In 1992 the FERC approved a settlement relating to Southern LNG's facilities. The settlement resolved a number of outstanding rate and accounting issues. Southern LNG must determine by the end of 1999 whether to file with the FERC to abandon its facility. If it abandons the facility, Southern LNG would nevertheless be allowed to recover most of its remaining investment in the facility pursuant to the settlement.

MARKETS -- TRANSPORTATION

     Sonat's pipelines provide natural gas transportation services for their distribution customers, primarily for residential and commercial end use, industrial customers, electric generation companies, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. The principal industries served directly by Sonat's pipeline systems and indirectly through their customers' distribution systems include the electric generation, fertilizer, chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

     Transportation volumes in 1998 for Southern and all of its subsidiaries were 984 Bcf, compared with transportation volumes in 1997 of 1,007 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1998 sales of 12 Bcf and 1997 sales of 65 Bcf. In each of 1998 and 1997, the volumes associated with the 1998 and 1997 sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are made at the receipt points where the gas enters Southern's pipeline system. In 1998 Florida Gas transported 465 Bcf of natural gas, compared to 471 Bcf in 1997.

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

     Southern's and Florida Gas' contracts to provide firm transportation service for their customers are for varying amounts and periods of time. The following chart describes the expiration dates and amounts of service covered under the various firm transportation agreements of Southern and Florida Gas with their firm transportation customers.

                              EXPIRATION DATES OF
                         FIRM TRANSPORTATION CONTRACTS
                                    (MCF/D)

YEAR                                                          SOUTHERN    FLORIDA GAS
----                                                          ---------   -----------
1999........................................................    162,022       30,764
2000........................................................    190,433      380,012
2001........................................................     21,994          -0-
2002........................................................    771,125          -0-
2003........................................................    281,341       12,416
2004........................................................     35,504        7,121
2005........................................................    165,198      429,378
2006........................................................     45,108          216
2007........................................................    309,523       31,048
2008........................................................    356,254          -0-
2009........................................................     13,000        6,931
Beyond 2009.................................................     98,783      586,752
                                                              ---------    ---------
          Total.............................................  2,450,285    1,484,638
                                                              =========    =========

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

     Transportation capacity reservation fees to Southern, combined with sales by Sonat Marketing, from one distribution customer, AGLC, and its subsidiary, Chattanooga Gas Company ("Chattanooga"), accounted for approximately four percent of Sonat's 1998 consolidated revenues. Reservation fees to Southern from AGLC and Chattanooga accounted for approximately 34 percent of Southern's 1998 consolidated revenues. Transportation capacity reservation fees to Southern, combined with sales by Sonat Marketing, from another distribution customer, Alabama Gas Corporation ("Alabama Gas"), accounted for approximately four percent of Sonat's 1998 consolidated revenues. Reservation fees to Southern from Alabama Gas accounted for approximately 12 percent of Southern's 1998 consolidated revenues. No other customer accounted for as much as ten percent of Southern's consolidated revenues for 1998.

     Sonat's pipelines hold easements acquired through either purchase or condemnation for all of their pipeline rights-of-way. Such easements remain valid until the pipeline traversing it is abandoned. Each company has the power to eminent domain if needed in connection with acquiring additional rights-of-way for expansion projects.

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

     Demand for natural gas in the six Southeastern states that comprise Southern's principal market area, Alabama, Florida, Georgia, Mississippi, South Carolina, and Tennessee, has grown at an annual average rate of 3.5 percent in the last ten years, compared to the national annual average growth rate for gas demand of 2.6 percent during such period. Natural gas demand in peninsular Florida, the principal market served by Florida Gas, has grown even faster, at an annual rate of 5.2 percent in the last ten years.

     In November 1998 Southern placed in service an expansion to its pipeline system that will serve firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia, and Alabama. Another expansion to North Alabama, which originally received FERC approval in May 1997, has now received the necessary FERC and other regulatory authorizations to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge, although the certificate order from the FERC is on appeal for judicial review and the permit from the U.S. Fish & Wildlife Service is on administrative appeal. Barring further unforeseen delays, it is expected that the pipeline will be completed and ready for service for the 1999-2000 winter heating season. The 122-mile expansion will provide 78 million cubic-feet-per-day capacity to the participating customers.

     In addition to the general growth in gas demand throughout the Southeast, the use of natural gas to generate electric power represents a significant growth prospect in the market areas of Southern and Florida Gas. Since 1994, electric utilities served by Southern have added 23 gas-fired combustion turbine generation units with generating capacity of 1,980 megawatts. These units, which have consumed in excess of 200 MMcf of natural gas on a peak day, are used primarily to meet the utilities' peak generation loads in the summer and winter months.

     In late 1998 Southern completed a $10 million, 34 million cubic-feet-per-day expansion in Alabama that primarily provides firm service to a 100-megawatt base load gas-fired electric generation plant operated by Alabama Power Company, a subsidiary of Southern Company. Units of Southern Company had previously installed 19 natural gas-fired peaking turbines that are served by Southern's pipeline, but this is the first natural gas-fired electric generation facility in Southern's market designed for year-round use.

     On March 3, 1999, Carolina Power & Light Company ("CP&L") and Southern announced plans to form a 50/50 joint venture to construct, own, and operate a 175-mile, 30-inch, natural gas pipeline from the terminus of Southern's pipeline system in Aiken, South Carolina, to an interconnect with the pipeline system of North Carolina Natural Gas Corporation ("NCNG") in Robeson County, North Carolina. The new Palmetto Interstate Pipeline ("Palmetto") will provide a significant interstate natural gas pipeline connection in eastern North Carolina.

     Palmetto has a planned initial capacity of 200 million to 300 million cubic feet of natural gas per day and will be expanded to accommodate future growth. CP&L plans to subscribe for a substantial portion of the capacity in Palmetto to fuel new electric generation being developed for its customers in the Carolinas, with the remainder to be used to increase the region's natural gas availability. An open season will start soon for customers to subscribe to firm capacity on the pipeline. Depending upon the resulting firm subscription, the capital cost for Palmetto is expected to be $200 million to $250 million.

     The proposed schedule calls for the new pipeline to be operational in April 2002. Construction is scheduled to begin in the summer of 2001, following the completion of engineering and environmental preparation and federal and state permitting. The exact route of the pipeline has not yet been determined, but the pipeline route likely will cross portions of Aiken, Lexington, Richland, Sumter, Lee, Darlington, Marlboro, and Dillon counties in South Carolina and Robeson County, North Carolina. A detailed environmental analysis is under way to establish the most environmentally sound path.

     As part of the project Southern will undertake a major expansion of its existing interstate pipeline system, consisting of extensive pipeline looping and additional compression at points from Mississippi to Aiken. The extent of Southern's pipeline expansion, which is expected to cost in excess of $200 million, will depend on capacity requirements. This expansion will provide significant rate and operational benefits to Southern's existing customers.

     CP&L is considering sites in North Carolina and northeastern South Carolina for new electric generation to be fueled by the new pipeline. CP&L plans to build about 4,000 megawatts of natural gas-fueled generation by 2007. Some of the new electric generation will be served in conjunction with NCNG, a natural gas distribution company headquartered in Fayetteville, North Carolina, which owns natural gas pipelines that currently serve eastern North Carolina. CP&L is in the process of acquiring NCNG.

     The construction of Palmetto and expansion of the Southern system require approval by the FERC as well as other federal and state agencies and is likely to be challenged on both environmental grounds and economic grounds by certain of its competitors, environmental groups, or landowners. Construction is also subject to execution of definitive agreements between CP&L and Southern.

     In November 1998 Florida Gas filed with the FERC for approval of a Phase IV expansion that will increase system firm capacity by 272 MMcf per day, or 19 percent. More than 90 percent of this new capacity is for Florida's growing electric generation requirements. This $351 million expansion includes 205 miles of pipeline that will extend the Florida Gas system to the Fort Myers area. Subject to regulatory approval, Phase IV is scheduled to be placed into service in mid-2001.

     Another growth area for Sonat's pipeline business is in expanding production area pipeline capacity to receive and transport projected increases in gas production from the Gulf of Mexico, driven by deep water developments. In March 1997 Southern placed in service a $14 million expansion project that allows producers to transport, under 10-year contracts, 140 MMcf per day of natural gas from offshore Louisiana to interconnections between Southern and other pipelines in South Louisiana. In addition, as described above, the initial construction of the Destin pipeline system has been completed. Destin, which connects with five interstate pipelines in Mississippi, including Southern and Florida Gas, enables producers to deliver gas from the eastern deepwater Gulf of Mexico to interstate markets. In June 1998 the FERC approved Destin's application to extend its pipeline system approximately 12 miles to transport additional gas reserves committed by other producers to Destin's system. This extension was partially completed and in service in December 1998 and was placed fully in service in January 1999. In July 1998 the FERC also approved another Destin application to extend its pipeline by approximately 31 miles to transport additional gas reserves committed by other producers to Destin's system. This extension is expected to be in service in the second quarter of 1999.

     Under FERC regulations, a pipeline is allowed to charge rates that are designed to recover fully its cost of providing service to the pipeline's customers, including a reasonable rate of return on its investment in the facilities it uses to provide its service, which is referred to as the rate base of the pipeline. The allowed rate of return includes both a cost of debt component and a return on equity component. The cumulative effect of capital investment required to serve the existing and pending projects in the three growth segments of Sonat's pipeline business described above - market area, electric generation, and production area demand -- together with capital investment for necessary pipeline repair and replacements, has resulted in the growth in rate base for Sonat's pipeline businesses as shown in the table below.

                             RATE BASE ($ MILLION)

                                                               SOUTHERN AND     FLORIDA
YEAR                                                          SUBSIDIARIES(1)   GAS(2)
----                                                          ---------------   -------
1994........................................................      $  735        $  239
1995........................................................         735         1,250
1996........................................................         768         1,237
1997........................................................         843         1,223
1998........................................................       1,146         1,193
1999 (Estimated)............................................       1,329         1,234
2000 (Estimated)............................................       1,334         1,214

---------------

(1) Includes proportionate shares of the rate bases of Destin, Etowah, and other joint ventures attributable to Southern's ownership interests.
(2) 100 percent of the rate base of Florida Gas, which is 50-percent owned by Sonat.

     The amounts estimated for 1999 and 2000 in the foregoing table include (i) currently planned capital expenditures for those years for maintenance, repair, and replacement of the pipeline system, (ii) projects that have received FERC approval and are currently under construction, and (iii) projects that have been agreed to but for which FERC approval has not yet been obtained. The above numbers include no amounts for Palmetto or for the related expansion capital to be spent by Southern. No assurance can be given that such projects, which are subject to protest by customers, competitors, the staff of the FERC, and other interested parties, such as environmental groups and landowners, will be approved by the FERC or, if approved, that such construction will not be delayed for environmental, weather, or other reasons. A pipeline cannot reflect a change in its rate base in its rates until it files a new rate case and a pipeline's rate of return is subject to change every time it files a new rate case. Consequently, there can also be no assurance that the rate of return a pipeline is permitted by the FERC to earn on its rate base in the future will be equal to the returns effectively earned in the past. Thus, the changes in rate base projected above do not necessarily equate to an expected change in earnings.

GAS SALES AND SUPPLIES

     As a result of its restructuring pursuant to FERC directive, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. At December 31, 1998, Southern had five remaining long-term gas supply contracts. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Except for such sales, Southern's participation in gas supply activities will be limited to the purchase and sale of volumes of gas from time to time as may be required for system management purposes.

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

     At December 31, 1998, Southern's currently effective rates are established by a settlement that was approved by a FERC order issued in 1995, which order is now final and nonappealable. All of Southern's customers are parties to the settlement. Under the terms of the settlement, Southern is required to file a new rate case no later than September 1, 1999, to become effective, after normal suspension by the FERC, by March 1, 2000.

     The current effective rates of Florida Gas were established by an uncontested settlement that was approved by the FERC in September 1997. The settlement provides that, except in certain limited circumstances, Florida Gas will not file a general rate case to be effective prior to October 1, 2000, but it must file a new rate case no later than October 1, 2001.

STORAGE FIELDS

     Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. The certificated working storage capacity of Muldon is 31 Bcf of gas. Southern and Tennessee Gas Pipeline Company ("Tennessee"), a subsidiary of El Paso, each owns 50-percent of the Bear Creek Storage Field ("Bear Creek"), an underground natural gas storage field located in Louisiana. Southern operates Bear Creek, which provides storage service to Southern, Tennessee, and their customers. Bear Creek has a total certificated working storage capacity of 65 Bcf of gas, half of which is committed to Southern.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     The natural gas transmission industry, although regulated, is very competitive. Customers purchase gas supply from producers and gas marketing companies in unregulated transactions and contract with Southern for transportation and storage services to deliver such gas supply to their markets. Southern's three largest customers are each able to obtain a significant portion of their natural gas requirements through transportation by other pipelines. In addition, Southern competes with several pipelines for the transportation and storage business of many of its other customers. The competition with such pipelines is intense, and Southern and Florida Gas must at times discount their transportation rates in order to maintain market share and revenues. Recently, two other pipeline companies announced their intent to create new pipeline systems to serve Florida markets.

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in the markets of Southern and Florida Gas is the ability of natural gas to compete with alternate fuels, which are fuels to which a potential end user of gas may switch depending on the price of the fuel and other factors. Residual fuel oil, the principal competitive alternate fuel in the market area of Southern and Florida Gas, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation service in competition with Southern.

     As described above, for most pipelines the FERC requires the SFV rate design that permits pipelines to recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their rates. The firm transportation customers of Southern and Florida Gas (with the exception of certain small customers) must pay these reservation charges regardless of the volumes shipped. Accordingly, the SFV rate design should result in relative stability in the revenues, earnings, and cash flows of interstate pipelines, including Southern and Florida Gas, compared to other rate design methodologies. This is particularly true at Florida Gas, which faces intense competition in the Florida market from residual fuel oil that affects the volumes of gas it transports. There can be no assurance, however, that the existing customers of Southern or Florida Gas will extend their firm service agreements at the same levels when their current service agreements expire. As described above, Destin's rates are designed to recover all of its fixed and variable costs, including a return on equity and income taxes, through a volumetric rate design. In order to receive firm service at a volumetric rate, Destin's customers must commit to Destin all of their gas production from certain specified areas. Sea Robin's customers principally subscribe for interruptible service, so its revenues are highly dependent on the volumes of gas it transports.

                             SONAT PIPELINE SYSTEMS
                            (SONAT PIPELINE SYSTEMS)

                                ENERGY SERVICES

SONAT ENERGY SERVICES COMPANY

     Sonat Energy Services, which is a wholly owned subsidiary of Sonat, acts as a holding company for Sonat's companies engaged in natural gas and electric power marketing, power generation, and intrastate natural gas transmission.

     SONAT MARKETING COMPANY L.P. Sonat Marketing's principal offices are in Birmingham, Alabama and Houston, Texas. It also has regional offices in Tyler, Texas, Oklahoma City, Oklahoma, and Atlanta, Georgia. It purchases natural gas principally from gas producers and other marketing companies and resells the gas to industrial and commercial users, gas distribution companies, gas pipelines, and other marketing companies throughout much of the United States, principally the area east of the Rocky Mountains. Sonat Marketing also offers a variety of risk-management, transportation, and storage services to its customers.

     Sonat Marketing's total natural gas trading volumes rose sharply in 1998 as financial volumes more than doubled. In response to the increasing price risk management requirements of its customers, Sonat Marketing makes a market in financial instruments used to hedge gas prices and regional pricing differences ("basis differences"). Physical trading volumes declined by approximately five percent in 1998 reflecting primarily movement of certain basis transactions from physical to financial markets. Sonat Marketing sold 1,225 Bcf of natural gas in 1998 compared to sales of 1,288 Bcf in 1997. Its daily physical natural gas sales volumes were 3.4 Bcf per day at the end of 1998 compared to 4.2 Bcf per day at the end of 1997. Its daily derivative settlement volumes were 18.5 Bcf per day at the end of 1998 compared to 6.8 Bcf per day at the end of 1997. A map showing Sonat Marketing's areas of operations appears on page I-23.

     Sonat Marketing purchases at index-based prices all of the natural gas production of Exploration that is not sold under pre-existing term dedications. Sonat Marketing remarkets this gas as part of its marketing operations. Sonat Marketing uses derivative financial instruments as a market maker to manage the risks associated with its purchase and sale activities and to hedge the price volatility associated with Exploration's natural gas and oil production. See
Part II of this report in Notes 1 and 4 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk" for additional information regarding its derivatives activities.

     SONAT PUBLIC SERVICE COMPANY L.L.C. Sonat Public Service Company L.L.C. ("Sonat Public Service") was formed in late 1996 as a joint venture of Sonat Marketing and PSNC Production Corporation, a wholly owned subsidiary of Public Service Company of North Carolina, Inc., an unaffiliated company. Sonat Public Service, which is headquartered in Gastonia, North Carolina, markets natural gas and related services to small industrial and large commercial customers throughout the Mid-Atlantic region, including the District of Columbia and the states of North Carolina, South Carolina, Maryland, and Virginia. In addition, Sonat Public Service provides gas supply management services to Public Service Company of North Carolina as well as municipalities in the Mid-Atlantic region. Sonat Public Service sold 30 Bcf of natural gas in 1998 compared to sales of 17 Bcf in 1997.

     UNICOM GAS SERVICES LLC. Unicom Gas Services LLC ("Unicom Gas Services") was formed in August 1997 as a joint venture of Sonat Marketing and Unicom Energy Services Inc., a wholly owned subsidiary of Unicom Corporation, an unaffiliated company. Unicom Gas Services, which is headquartered in Chicago, Illinois, markets natural gas and related services to industrial and commercial customers in the Midwest region. Unicom Gas Services sold 14 Bcf of natural gas in 1998 compared to sales of 0.2 Bcf in 1997.

     STONE & WEBSTER SONAT ENERGY RESOURCES LLC. Stone & Webster Sonat Energy Resources LLC ("S&W Sonat") was formed in September 1998 as a joint venture of Sonat Marketing and Stone & Webster Engineers & Constructors, Inc., a wholly owned subsidiary of Stone & Webster, Inc., an unaffiliated company. S&W Sonat, which is headquartered in Boston, Massachusetts, focuses on providing large industrial, commercial, and governmental customers in North America with a variety of bundled energy management services. These services include building or upgrading power and steam generation equipment, commodity supply (natural gas, fossil fuels, and electricity), risk management, metering, billing, and operations and maintenance, as well as selected asset ownership.

     SONAT POWER MARKETING L.P. Power Marketing, which is headquartered in Birmingham, Alabama, markets electric power throughout the area of the United States east of the Rocky Mountains. Significant changes are underway in the electric industry that create new opportunities for marketing companies. The FERC has initiated, and more than half of the states are considering, regulatory changes to promote competition and give purchasers of electricity choices other than their traditional utilities, similar to the unbundling that occurred in the natural gas industry. Power Marketing was created to take advantage of these opportunities through the expected growth of wholesale power marketing. A map showing Power Marketing's areas of operations appears on page I-23.

     Power Marketing continued to grow during 1998. Its sales volumes increased from 8.8 million megawatt hours in 1997 to 10.5 million megawatt hours in 1998. It became profitable in 1998 as both sales volumes and margins increased over 1997 levels. Its financial results also benefited from volatility in electricity prices.

     Power Marketing utilizes derivative instruments in managing commodity price risk. See Part II of this report in Notes 1 and 4 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk" for additional information regarding its derivatives activities.

     SONAT POWER INC. Sonat Power Inc. ("Sonat Power") is a wholly owned subsidiary of Sonat Energy Services. In February 1998 Sonat Mid-Georgia L.L.C. ("Sonat Mid-Georgia"), a wholly owned subsidiary of Sonat Power, acquired a fifty-percent limited partnership interest in Mid-Georgia Cogen L.P. ("Mid-Georgia Cogen"), which owns and operates an approximate 300-megawatt electric power plant in Georgia. The remaining fifty percent is owned by NCP Perry Incorporated, as a limited partner, and NCP Houston Power Incorporated, as both a limited and a general partner, both of which are wholly owned subsidiaries of GPU, Inc., an unaffiliated company. Sonat Power's equity investment is approximately $28 million as of December 31, 1998. The plant began commercial operation in June 1998. This project is supported by a long-term power sales agreement as well as a long-term fuel purchase agreement.

     Sonat Power is also the joint owner, with The AES Corporation, an unaffiliated company, of a project to construct a natural gas-fueled power plant near San Francisco, California. Because of regulatory and other developments, the current outlook for and timing of this project are uncertain.

     WEST GEORGIA GENERATING COMPANY L.P. West Georgia Generating Company L.P. ("West Georgia"), formerly Cataula Generating Company, L.P., is a wholly owned subsidiary of Sonat Energy Services. It was acquired in September 1998 from affiliates of U.S. Generating Company, an unaffiliated company. At that time it acquired the right to develop a 680-megawatt peaking plant in western Georgia and an associated contract to sell a significant portion of the plant's output to Georgia Power Company ("Georgia Power"). This plant is expected to have a total capital cost of approximately $230 million, approximately $26 million of which had been expended through December 31, 1998. West Georgia originally planned to develop the plant in Harris County, Georgia, but as a result of the revocation by the Harris County Board of Commissioners of the previously issued special-use permit, West Georgia will develop the plant in Upson County, Georgia. If the project experiences additional delays in permitting or construction, it could result in an inability to have the plant available in time to meet its obligation to make 205 megawatts of electric capacity available to Georgia Power beginning June 1, 2000. In that event, West Georgia would be required to source electric capacity from the market at prices potentially in excess of the prices received from Georgia Power. West Georgia anticipates, however, that it will begin commercial operations in time to meet its contractual commitments to Georgia Power. See Note 10 of the Notes to Consolidated Financial Statements contained in Part II of this report.

     SONAT INTRASTATE-ALABAMA INC. Sonat Intrastate-Alabama Inc. ("SIA"), a wholly owned subsidiary of Sonat Energy Services, owns an approximately 450-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including

Southern. SIA's throughput in 1998, which includes both transportation and sales, was approximately 52 Bcf of natural gas compared to 42 Bcf in 1997.

SONAT POWER SYSTEMS INC.

     Sonat Power Systems Inc. ("Sonat Power Systems"), a wholly owned subsidiary of Sonat, formed a strategic alliance in 1997 with AlliedSignal Power Systems Inc. ("AlliedSignal"), a wholly owned subsidiary of AlliedSignal Inc., an unaffiliated company, to market and support AlliedSignal's TurboGenerator(TM) products. The TurboGenerator(TM) unit is a small, self-contained 75-kilowatt power source fueled by natural gas. The size is ideal for smaller commercial establishments, but these units can also be used together to meet the power needs for larger applications. Through this alliance, Sonat Power Systems is the exclusive distributor of the TurboGenerator(TM) unit in 13 Southern states from Texas to Maryland, plus the District of Columbia. In December 1998 Sonat Power Systems acquired an option from AlliedSignal to become the exclusive distributor in Mexico of TurboGenerator(TM) units outside the oil and gas industry.

     During 1998 AlliedSignal tested and further enhanced the TurboGenerator(TM) unit. Sonat Power Systems anticipates placing a number of prototype TurboGenerator(TM) units with significant regional customers in the third quarter of 1999. AlliedSignal expects to begin commercial production in mid-1999 and Sonat Power Systems' sales could increase to 50 units per month after the commencement of commercial production. The success of Sonat Power Systems will substantially depend on the ability of AlliedSignal to produce a commercially viable TurboGenerator(TM) unit and the market demand for such units.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     Competition in the gas marketing and power marketing businesses is intense and is expected to remain so due to the large number of industry participants, although there is a trend toward consolidation in the gas marketing industry.

     By acquiring an interest in an electric power plant, acquiring the rights to develop another power plant, and forming a new energy marketing joint venture, Sonat Energy Services continued to expand the scope of its businesses in 1998. In addition, total volumes increased at both Sonat Marketing and Power Marketing. Power marketing margins improved substantially as increasingly open markets and a volatile summer environment created good opportunities. Margins in the natural gas marketing business remained low, however, as declining prices and increased storage inventories created a difficult environment. In addition, Sonat Marketing took charges in order to reconcile gas imbalance and other accounts with various pipelines, storage facilities, and customers. At Sonat Energy Services earnings before interest and taxes declined from $7 million in 1997 to a loss of $7 million in 1998. Both Sonat Marketing and Power Marketing expect margins to remain under intense pressure in 1999.

                             SONAT ENERGY SERVICES
                              AREAS OF OPERATIONS
                              (AREA OF OPERATIONS)

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

     The FERC regulates rates for the transportation of natural gas in interstate commerce. The maximum transportation rates for gas delivered by SIA into interstate commerce are also regulated by the FERC. As necessary, Southern, its interstate transmission subsidiaries, Florida Gas, and SIA file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return on their investment in facilities. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" above.

     In July 1998 FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it seeks comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity more comparable; (iii) auctioning all available short-term pipeline capacity on a daily basis with the pipeline unable to set a reserve price above variable costs; (iv) changing policies on pipeline penalties, nomination procedures, and services; (v) permitting the negotiation of terms and conditions of service; and (vi) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998 FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. Comments on the NOPR and NOI are due in April 1999. It is unclear when and what action, if any, FERC will take in connection with the NOPR and NOI and the comments received in response to them, but the resulting regulatory changes could have a significant impact on the businesses of Southern and its natural gas transmission subsidiaries and Florida Gas.

     Southern, its natural gas transmission subsidiaries, Florida Gas, and SIA are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Each of them has a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $23 million in 1998 and $23 million in 1997. Southern anticipates that such expenditures will be approximately $4 million in 1999.

ENERGY SERVICES

     Gas sold by Sonat Marketing and other natural gas marketing companies is not regulated by the FERC. Power Marketing, Mid-Georgia Cogen, and West Georgia are subject to the regulatory jurisdiction of the FERC under the Federal Power Act with respect to rates, terms, and conditions of service, and certain reporting requirements, including sales in the wholesale power market. Each of those companies sells or will sell wholesale power under its market-based rate schedule, which has been approved by and is on file with the FERC.

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

     Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and success of the Company's exploration and development drilling programs, which would affect production levels and reserves; the results of the Company's hedging activities; risks incident to the drilling and operation of oil and gas wells; future drilling, production and development costs, including drilling rig rates; the success of the Company's internal cost reduction activities; and the requirements to receive various governmental approvals to proceed with pipeline, storage, and power generation projects, and unanticipated construction delays in connection with such projects. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

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

     Aline Moye v. Exxon Corporation, et al., CV No. 98-20, is a class action lawsuit filed in state court in Monroe County, Alabama in January 1998 on behalf of royalty owners in the Big Escambia Creek Gas Field ("Field") in Alabama, against Exxon Corporation, a gas producer in the Field, Southern, which purchased or transported gas from the Field, and five other named defendants, alleging that the methods used by the defendants to measure the heating content and volume of natural gas produced from the Field have caused the producer(s) of this gas to underpay royalties owed to the royalty owners. The complaint seeks recovery of actual damages based upon the allegedly unpaid royalties as well as punitive damages, the amount of which are not specified in the complaint. Although it cannot predict the outcome, Southern believes that the methods of measurement were appropriate and intends to defend the suit vigorously.

     United States of America ex rel. Jack J. Grynberg v. Southern Natural Gas Company, et al., U.S. District Court, E.D. La., CV No. 97-2087. Southern received a letter from the United States Department of Justice on August 31, 1998, enclosing a copy of a complaint that was filed, but not served, by Jack J. Grynberg in 1997 against Southern, its wholly owned subsidiary, Sea Robin, and a number of affiliated companies in the United States District Court for the Eastern District of Louisiana. Grynberg filed the suit on behalf of the United States Government under 31 U.S.C. sec.3729, et seq., commonly known as the False Claims Act, alleging that the methods used by the defendants to measure the heating content and volume of gas purchased or transported by them have caused producers of natural gas to underpay royalties owed by the producers to the United States. The complaint also alleges that the defendants deprived the United States of appropriate royalties by selling gas to affiliated companies at artificially low prices, which were the basis for payment of royalties to the United States, and that the affiliates resold the gas to third parties at higher prices. The complaint seeks recovery of actual damages based upon the unpaid royalties owed, the amount of which is not specified in the complaint. Such damages may be trebled under the False Claims Act. The Complaint is similar to 76 other complaints that Grynberg has filed in various federal district courts against virtually every firm that has purchased gas from federal leases in the past ten years.

     The complaint makes allegations similar to those in a 1995 complaint that Grynberg filed under the False Claims Act against Southern, Sea Robin, and 68 other defendants in the United States District Court for the District of Columbia, which was dismissed on procedural grounds. The Justice Department has requested Southern and the defendants in the other 76 cases to address the allegations in the complaints in order for the Justice Department to determine whether to intervene and take over the cases as provided by the False Claims Act, which Southern and the other defendants have done. Southern believes that its and Sea Robin's measurement practices conformed to Department of Interior regulations, industry standards, and the terms of the applicable tariffs, which are filed with the FERC. Southern also believes that the prices its affiliates paid were equal to the prices paid in comparable arms-length transactions and are in compliance with applicable Department of Interior regulations. As a result, Southern believes that it and its affiliates have meritorious defenses to the complaint and intends to defend the suit vigorously whenever it is served and the suit goes forward.

     Southern Natural Gas Company v. O. D. Chafin, et al., Circuit Court of Cullman County, CV No. 96-217. Southern initiated a proceeding in 1996 to obtain a right-of-entry to the subject property in order to perform pipeline surveys. In September 1997, Chafin, et al., filed a class-action counterclaim against Southern that seeks (i) to keep any condemnation action in state court (Southern had filed condemnation actions in federal court), (ii) to enjoin construction of the North Alabama pipeline project, and (iii) unspecified compensatory and punitive damages. Chafin, et al. also filed a motion for conditional class certification, which the Court granted ex parte. In October 1997, Southern filed to dismiss the counterclaim and to reconsider the class certification. The court did not rule on Southern's motion, but placed the case on its administrative (inactive) docket, where it remains. Southern believes that it is procedurally incorrect for a counterclaim to be filed to a right-of-entry action and that Southern has meritorious defenses to the counterclaim and class certification. Since the filing of the motion for conditional class certification, the Alabama Supreme Court has decided several cases that would prevent the type of ex parte action taken by the Cullman County Circuit Court.

     Sonat and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. Sonat does not believe that any ultimate liability resulting from any of these other pending lawsuits will have a material adverse effect on it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sonat did not submit any matter to a vote of its security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICER                                                        OFFICE                     AGE
-------                                                        ------                     ---
Ronald L. Kuehn, Jr........................  Chairman of the Board, President, and Chief
                                               Executive Officer........................  63
James A. Rubright..........................  Executive Vice President...................  52
William A. Smith...........................  Executive Vice President and General
                                               Counsel..................................  54
Richard B. Bates...........................  Senior Vice President......................  45
John B. Holmes, Jr.........................  Senior Vice President......................  51
James E. Moylan, Jr........................  Senior Vice President and Chief Financial
                                               Officer..................................  48
Thomas W. Barker, Jr.......................  Vice President-Finance.....................  54
Beverley T. Krannich.......................  Vice President-Human Resources and
                                               Secretary................................  48
John M. Musgrave...........................  Vice President-Planning and Treasurer......  48

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

     James A. Rubright was elected Executive Vice President of Sonat effective May 1, 1998, and currently serves in that capacity. Mr. Rubright has executive oversight responsibility for Sonat's natural gas transmission businesses and Sonat Energy Services. During the past five years Mr. Rubright has served as an officer of Southern, Sonat Exploration, and Sonat Energy Services.

     William A. Smith was elected Executive Vice President of Sonat effective March 1, 1991, and General Counsel effective July 1, 1997, and currently serves in those capacities. Mr. Smith also serves as Executive Vice President and General Counsel of Exploration and Sonat Energy Services.

     Richard B. Bates was elected Senior Vice President of Sonat effective May 1, 1995, and currently serves in that capacity. Mr. Bates has served as President of Sonat Energy Services and Sonat Marketing since January 1, 1994, Power Marketing and Sonat Power since June 1, 1996, and Sonat Power Systems since September 23, 1997.

     John B. Holmes, Jr. was elected Senior Vice President of Sonat effective May 1, 1998, and currently serves in that capacity. Mr. Holmes also serves as President of Exploration. Prior to his election as Senior Vice President, Mr. Holmes was President of Zilkha.

     James E. Moylan, Jr. was elected Chief Financial Officer of Sonat effective July 1, 1997, and Senior Vice President of Sonat effective May 1, 1995, and currently serves in those capacities. Mr. Moylan has served as Senior Vice President and Chief Financial Officer of Exploration and Executive Vice President and Chief Financial Officer of Sonat Energy Services since January 1, 1999.

     Thomas W. Barker, Jr. was elected Vice President-Finance of Sonat effective June 15, 1984, and currently serves in that capacity. Mr. Barker also serves as Vice President-Finance of Exploration and Southern.

     Beverley T. Krannich was elected Vice President-Human Resources of Sonat effective June 1, 1987, and Secretary of Sonat effective May 11, 1984, and currently serves in those capacities. Ms. Krannich also serves as Vice President-Human Resources of Exploration and Southern.

     John M. Musgrave was elected Vice President-Planning of Sonat effective May 1, 1998, and Treasurer of Sonat effective July 1, 1997, and currently serves in those capacities. Mr. Musgrave also serves as Treasurer of Southern and Sonat Energy Services and Assistant Treasurer of Exploration. During the past five years Mr. Musgrave has served as an officer of Sonat, Exploration, Southern, and Sonat Energy Services.

                                    PART II

  ITEM                                                                  PAGE
  ----                                                                  -----
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................  II-33
Item 6.   Selected Financial Data.....................................  II-44
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................  II-2
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................  II-10
Item 8.   Financial Statements and Supplementary Data.................  II-16
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-45

                             ---------------------

     The financial data following on pages II-2 through II-44 is reproduced from, and the Table of Contents below is taken from, the Sonat Inc. Annual Report to Stockholders for 1998. An index to the financial statements and financial statement schedules may be found under Item 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K" in Part IV of this report.

                             ---------------------

                         FINANCIAL INFORMATION CONTENTS

                                                              PAGE
                                                              -----
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     23
Report of Management........................................     36
Report of Ernst & Young LLP, Independent Auditors...........     37
Consolidated Financial Statements
     Consolidated Balance Sheets............................     38
     Consolidated Statements of Operations..................     40
     Consolidated Statements of Changes in Stockholders'
      Equity................................................     41
     Consolidated Statements of Cash Flows..................     42
Notes to Consolidated Financial Statements..................     43
Selected Consolidated Financial Data........................     65

Management's Discussion and Analysis of Financial Condition and Results of Operations
Sonat Inc. and Subsidiaries



PROPOSED MERGER WITH EL PASO ENERGY CORPORATION

     On March 13, 1999, Sonat and El Paso Energy Corporation ("El Paso") entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for, among other things, the merger of El Paso and the Company. Under the terms of the Merger Agreement, the Company's shareholders will receive one share of El Paso common stock, par value $3.00 per share ("El Paso Common Stock"), for each share of common stock, par value $1.00 per share, of the Company ("Company Common Stock"), they own. The merger is subject to certain customary conditions, including, among others, approval by the stockholders of the Company and receipt of certain required government approvals. In the event El Paso stockholder approval for the issuance of El Paso Common Stock in the merger is not obtained, El Paso has agreed to issue an amount of El Paso Common Stock not to exceed, in the aggregate, 19.9 percent of the outstanding El Paso Common Stock, with the balance of the merger consideration to be paid in the form of non-convertible long-term preferred stock (the "Preferred Stock"). The Preferred Stock will bear a dividend rate designed to cause the stock to have a value equal to the greater of $32 and the value of the El Paso Common Stock as of the time of the Company's shareholder vote, subject to a cap of $44.50. The Preferred Stock will be redeemable in 21 years and will not be convertible.

     In connection with the Merger Agreement, on March 13, 1999, the Company and El Paso also entered into cross option agreements, pursuant to which, among other things, (i) El Paso has been granted an option to purchase up to 19.9 percent of the Company Common Stock, exercisable if the Merger Agreement is terminated under certain circumstances as set forth therein and (ii) the Company has been granted an option to purchase up to 19.9 percent of the El Paso Common Stock, exercisable if the Merger Agreement is terminated under certain circumstances as set forth therein.


RESULTS OF OPERATIONS
Earnings Before Interest and Taxes
Business segment operating results for Sonat Inc. and its subsidiaries (the Company) are presented in the table below. The table also shows significant unusual items in 1998 and 1997 that affect earnings before interest and taxes
(EBIT) and net income comparisons. Each significant unusual item is discussed in the respective segment discussions in the following pages. The table is presented because management believes this information enhances the analysis of results of operations.

                                                  (In Millions)
                                     --------------------------------------
Years Ended December 31,                1998          1997          1996
---------------------------------------------------------------------------
Earnings (Loss) Before Interest
 and Taxes:
   Exploration and Production        $ (936.2)      $ 181.0       $ 252.8
   Natural Gas Transmission             233.3         225.9         204.8
   Energy Services                       (6.8)          7.1           5.8
   Other                                  7.7           6.9           4.5
---------------------------------------------------------------------------
                                       (702.0)        420.9         467.9
---------------------------------------------------------------------------
Unusual Items (Expense)
 Income Included Above:
   Exploration and Production
    Ceiling test charges             (1,035.2)           --            --
    Restructuring costs                 (15.0)           --            --
    Merger expenses                        --         (50.4)           --
---------------------------------------------------------------------------
                                     (1,050.2)        (50.4)           --
Earnings Before Interest
 and Taxes, Excluding
 Unusual Items                       $  348.2       $ 471.3       $ 467.9
===========================================================================

                                                   (In Millions,
                                            Except Per-Share Amounts)
                                     --------------------------------------
Years Ended December 31,                1998         1997         1996
---------------------------------------------------------------------------
Net Income (Loss) As Reported         $(530.5)      $218.0       $255.8
---------------------------------------------------------------------------
Unusual Items (Expense)
 Income Included Above:
   Exploration and Production
    Ceiling test charges               (672.9)          --           --
    Restructuring costs                  (9.7)          --           --
    Merger expenses                        --        (32.7)          --
---------------------------------------------------------------------------
                                       (682.6)       (32.7)          --
---------------------------------------------------------------------------
Net Income Excluding
 Unusual Items                        $ 152.1       $250.7       $255.8
===========================================================================
Earnings (Loss) Per Share of
 Common Stock                         $ (4.82)      $ 1.98       $ 2.32
===========================================================================
Earnings (Loss) Per Share of
 Common Stock -
 Assuming Dilution                    $ (4.82)      $ 1.95       $ 2.29
===========================================================================
Earnings Per Share of Common
 Stock Excluding Unusual Items        $  1.38       $ 2.28       $ 2.32
===========================================================================
Earnings Per Share of Common
 Stock Excluding Unusual Items -
 Assuming Dilution                    $  1.38       $ 2.24       $ 2.29
===========================================================================

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXPLORATION AND PRODUCTION

         The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas in the United States through Sonat Exploration Company and Sonat Exploration GOM (Sonat Exploration). Most of Sonat Exploration's natural gas production is sold to Sonat Marketing Company L.P. (Sonat Marketing), the Company's majority-owned affiliate operating in the Energy Services segment.

        In January 1998, the Company completed its merger with Zilkha Energy Company (see Note 3 of the Notes to Consolidated Financial Statements) and in September 1998, the Company changed its method of accounting for oil and gas operations from successful efforts to full cost (see Note 2 of the Notes to Consolidated Financial Statements). The financial statements and other information for all periods presented have been restated to reflect the results of the merger with Zilkha Energy Company, accounted for on a pooling-of-interests basis, and the change in accounting.

        Following the merger with Zilkha Energy, the Company undertook a comprehensive review of its exploration and production business to improve its overall financial performance. As a consequence, a major restructuring program was announced in April 1998. Program steps, which have been completed, included the sale of certain oil and gas properties, consolidation of certain business units and a substantial work force reduction. In 1998, oil and gas properties sold, including the Company's Austin Chalk properties, had proved reserves of approximately 430 billion cubic feet of natural gas equivalent (Bcfe) and daily net production of approximately 170 million cubic feet (MMcf) of natural gas equivalent. Business units were consolidated from seven to three. This action, together with related staff reductions, reduced Sonat Exploration's work force by approximately 220 people, or one-fourth.

         In addition, the Company reviewed all of its oil and natural gas reserves in 1998. Proved reserves were revised downward by a net 426 Bcfe from year-end 1997 proved reserves.

         During 1998, 40 onshore and offshore exploratory wells were completed, 19 of which were successful. Sonat Exploration had very good drilling results in the Gulf of Mexico during the fourth quarter, as it was successful on all four of the exploratory wells drilled. In response to significantly lower day rates for offshore drilling rigs, Sonat Exploration has increased its Gulf of Mexico activity substantially to a five- to six-rig program, from the one- to two-rig program that was maintained for most of 1998. Proved reserves at December 31,1998, were 1.6 trillion cubic feet of natural gas equivalent.

Exploration and Production

                                                    (In Millions)
                                       -----------------------------------------
Years Ended December 31,                 1998            1997           1996
--------------------------------------------------------------------------------
Revenues                               $  535.2         $755.1         $730.3
--------------------------------------------------------------------------------
Costs and Expenses:
 Operating and maintenance                 72.7           82.6           77.3
 General and administrative                35.0          107.7           39.9
 Depreciation, depletion and
   amortization                           291.6          341.3          332.1
 Ceiling test charges                   1,035.2             --             --
 Restructuring costs                       15.0             --             --
 Taxes and other                           24.6           45.7           28.3
--------------------------------------------------------------------------------
                                        1,474.1          577.3          477.6
--------------------------------------------------------------------------------
Operating Income (Loss)                  (938.9)         177.8          252.7
Other Income                                2.7            3.2             .1
--------------------------------------------------------------------------------
Earnings (Loss) Before Interest
 and Taxes as Reported                   (936.2)         181.0          252.8
Unusual Items                           1,050.2           50.4             --
--------------------------------------------------------------------------------
Earnings Before Interest and Taxes
 Excluding Unusual Items               $  114.0         $231.4         $252.8
================================================================================
Proved Reserves (Bcfe)                    1,601          2,598          2,402
Net Sales Volumes:
 Gas (Bcf)                                  226            266            268
 Oil and condensate (MBbls)               6,560          6,760          6,817
 Natural gas liquids (MBbls)              1,767          1,805          2,161
================================================================================
Average Sales Prices:
 Gas ($/Mcf)                           $   1.95         $ 2.26         $ 2.19
 Oil and condensate ($/Bbl)               13.14          19.57          18.48
 Natural gas liquids ($/Bbl)               8.83          11.90          12.03
================================================================================

         1998 VERSUS 1997. EBIT decreased $117.4 million after excluding the recognition of ceiling test charges of $1,035.2 million in 1998 (see Notes 2 and 16 of the Notes to Consolidated Financial Statements), $15.0 million of restructuring costs in 1998 and $50.4 million of expenses in 1997 associated with Sonat's merger with Zilkha Energy Company (see Note 3 of the Notes to Consolidated Financial Statements). The decrease in EBIT was primarily due to lower energy prices and production volumes, partly offset by lower costs and expenses.

         Natural gas production decreased to 226 billion cubic feet (Bcf) from 266 Bcf in 1997. Average realized natural gas prices decreased 14 percent to $1.95 per thousand cubic feet (Mcf) in 1998 from $2.26 per Mcf in 1997. Realized oil and condensate prices decreased 33 percent to an average of $13.14 per barrel from $19.57 per barrel in 1997.

         Costs and expenses were $103.0 million lower after excluding the unusual items in 1998 and 1997. General and administrative expense decreased 48 percent primarily as a result of executive compensation expense for Sonat Exploration GOM, which was included in the 1997 period. Depreciation, depletion and amortization expense decreased 15 percent due to property sales and lower volumes. Taxes and other expenses, after excluding merger-related expenses in 1997, decreased 30 percent due to a contract termination fee incurred by Sonat Exploration GOM in 1997 and lower production related severance taxes.

         1997 VERSUS 1996. EBIT decreased $21.4 million, after excluding expenses of $50.4 million in 1997 associated with Sonat's merger with Zilkha Energy Company. The decrease in EBIT was attributable to higher operating expenses partially offset by increased revenues resulting from higher gas and oil and condensate prices. Natural gas prices increased 3 percent to $2.26 per Mcf and oil and condensate prices increased 6 percent to $19.57 per barrel on average for the year.

         Costs and expenses increased 21 percent in 1997 as compared to the 1996 period. Operating and maintenance expense increased $5.3 million as a result of a higher level of drilling activity. General and administrative expense increased primarily due to higher executive compensation and severance bonuses of $54.3 million at Zilkha Energy. Taxes and other expenses include $10.5 million of merger expenses and a contract termination fee in 1997. The increase in Other Income resulted from a gain on the sale of marketable securities.

         HEDGING ACTIVITIES. Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production, which it sells in the spot market. (See Market Risk and Notes 1 and 4 of the Notes to Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions offset the changes in revenue recognized on the sale of the commodity. Natural gas revenues were reduced by $4.3 million, $49.3 million and $47.7 million in the 1998, 1997 and 1996 periods, respectively, as a result of hedging activities. There were no oil hedging activities reflected in the 1998 period. Hedging activities decreased oil revenues by $.5 million and $19.2 million in 1997 and 1996, respectively.

         A portion of Sonat Exploration's future gas production is hedged through the year 2012 as follows:

                                Volumes     Weighted Average Price
                                 (Bcf)           (per Mcf)
----------------------------------------------------------------------
1999                              52.2             $2.01
2000                              34.9             $2.05
2001                               4.2             $2.31
2002-2012                         43.7             $3.31
----------------------------------------------------------------------
                                 135.0             $2.45
======================================================================

NATURAL GAS TRANSMISSION
The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern) and Citrus Corp. (a
50 percent-owned company). Southern and Citrus Corp. (Citrus) are actively pursuing opportunities to expand their pipeline systems in their traditional market areas and to connect new gas supplies.

         In April 1997, units of Shell Oil Company and BP Amoco Corporation joined with Southern Natural Gas in the ownership of Destin Pipeline Company L.L.C. (Destin), a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Southern Natural Gas has a one-third interest in this pipeline. Shell, BP Amoco and other shippers have made substantial firm transportation commitments to Destin. Construction of the pipeline began in December 1997. The pipeline was partially completed and in service in September 1998 and was fully in service in March 1999. In June 1998, the Federal Energy Regulatory Commission (FERC) approved Destin's application to extend its pipeline system approximately 12 miles to transport additional gas reserves committed by other producers to Destin's system. This extension was partially completed and in service in December 1998 and was placed fully in service in January 1999. In July 1998 the FERC also approved another Destin application to extend its pipeline by approximately 31 miles to transport additional gas reserves committed by other producers to Destin's system. This extension is expected to be in service in the second quarter of 1999. The total capital to be expended by Destin is now estimated to be $467 million.

         Southern Natural Gas placed in service two expansions to its pipeline system during 1998 and expects to place a 122-mile, 78 million-cubic-foot-per-day expansion to North Alabama in service this year. The two expansions placed in service during 1998 include firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern



                                     25

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tennessee, Georgia and Alabama and 34 million cubic feet per day from Alabama Power Company and two other customers.

         In December 1998, Florida Gas Transmission Company (Florida Gas) filed with the FERC for approval of a Phase IV expansion that will increase system firm capacity by 272 MMcf per day, or 19 percent. More than 90 percent of this new capacity is for Florida's growing electric generation requirements. This $351 million expansion includes 205 miles of pipeline that will extend the Florida Gas system to the Fort Myers area. Subject to regulatory approval, Phase IV is scheduled to be placed into service in mid-2001.

Southern Natural Gas Company and Subsidiaries

                                                     (In Millions)
                                        ----------------------------------
Years Ended December 31,                 1998        1997        1996
--------------------------------------------------------------------------
Revenues:
 Market transportation
   and storage                          $326.0      $313.2      $323.2
 Supply transportation                    43.3        48.5        46.6
 Other                                    24.9        31.6        29.0
--------------------------------------------------------------------------
   Total Revenues                        394.2       393.3       398.8
--------------------------------------------------------------------------
Costs and Expenses:
 Operating and maintenance                84.4        75.4        74.9
 General and administrative               57.0        71.3        91.6
 Depreciation and amortization            46.3        47.8        48.3
 Taxes, other than income                 21.3        19.9        18.1
--------------------------------------------------------------------------
                                         209.0       214.4       232.9
--------------------------------------------------------------------------
Operating Income                         185.2       178.9       165.9
Other Income:
 Equity in earnings of
   unconsolidated affiliates              19.7        11.8         9.6
 Other                                     5.1         7.1         6.7
--------------------------------------------------------------------------
                                          24.8        18.9        16.3
--------------------------------------------------------------------------
Earnings Before Interest and Taxes      $210.0      $197.8      $182.2
==========================================================================

                                              (Billion Cubic Feet)
--------------------------------------------------------------------------
Volumes:
 Market transportation                     612         611         630
 Supply transportation                     372         396         315
 Intrastate (1)                             -            -          38
--------------------------------------------------------------------------
   Total Volumes                           984       1,007         983
==========================================================================
 Transition gas sales                       12          65          69
==========================================================================

(1)Southern's investment in Sonat Intrastate-Alabama Inc., a small intrastate pipeline subsidiary, was transferred to Sonat Inc. on January 1, 1997.

Citrus Corp.

                                                   (In Millions)
                                         ---------------------------------
Years Ended December 31,                  1998        1997       1996
--------------------------------------------------------------------------
Allocated Expenses Included in EBIT      $ 1.1       $ 0.5      $ 0.3
==========================================================================
Equity in Earnings of Citrus Corp.       $24.4       $28.7      $22.9
==========================================================================

                                              (Billion Cubic Feet)
--------------------------------------------------------------------------
Florida Gas Volumes (100%):
 Market transportation                     424         443        428
 Supply transportation                      41          28         29
--------------------------------------------------------------------------
   Total Volumes                           465         471        457
==========================================================================

1998 VERSUS 1997.
Southern - EBIT was $210.0 million in 1998 compared with $197.8 million in 1997. EBIT improved primarily due to lower general and administrative expenses and higher equity in earnings of unconsolidated affiliates. System expansions also increased operating results, partly offset by declining results at Sea Robin Pipeline Company (Sea Robin) as a result of lower interruptible throughput.

         The market transportation and storage revenue increase was due to higher firm transportation revenues associated with expansion projects completed in 1998. Supply transportation revenues decreased primarily due to lower interruptible throughput on the Sea Robin system. Operating and maintenance expense increased primarily due to the difference in proceeds recognized on the disposition of assets between 1997 and 1998, offset by favorable fuel expenses in 1998. Both 1998 and 1997 periods include positive effects related to the sale of assets. General and administrative expenses decreased primarily due to lower stock-based compensation, employee benefit, insurance and professional services expenses.

         Equity in earnings of unconsolidated affiliates increased primarily due to the inclusion of Southern's share of earnings in Destin, slightly offset by lower earnings from Bear Creek Storage Company. Destin's earnings increase was the result of higher allowance for funds used during construction (AFUDC) capitalized in 1998 as compared with 1997 levels. The Company expects Destin's 1999 earnings will be lower than 1998 as operating revenues are adversely affected by currently anticipated delays in the development of the substantial offshore discoveries of Shell and BP Amoco that are dedicated to the Destin system. Other, net decreased in 1998 compared with 1997 primarily due to a non-recurring gain in 1997 on the termination of Southern's interest rate forward agreement of $2.4 million. This decrease was slightly offset by higher AFUDC.

         Citrus - Equity in earnings of Citrus declined by $4.3 million to $24.4 million in 1998. This decline is due primarily to a gain recognized in 1997 on the restructuring of the marketing arrangement for Citrus Trading Company between Sonat and Enron Corp. and a favorable adjustment to estimated state income taxes in 1997. Partially offsetting these items were the recognition of supply credits on a gas supply agreement in 1998, lower net interest expense and lower operating expenses.

1997 VERSUS 1996.
Southern - EBIT for Southern was $197.8 million in 1997 compared with $182.2 million in 1996. EBIT improved primarily due to lower general and administrative expenses. Also favorably impacting EBIT were expansions and improved results at Sea Robin. Partly offsetting was warmer winter weather during 1997 which negatively affected operating results.

         Market transportation revenues decreased primarily due to lower volumes resulting from warmer weather and the transfer of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results, partially offset by increased revenues from expansions. Supply transportation revenues increased due to higher volumes. Operating and maintenance expense increased slightly primarily due to higher fuel expense. Operating and maintenance expense in both periods included positive effects related to the disposition of assets. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses in 1997 and a $9.0 million donation to the Sonat Foundation in 1996.

         Equity in earnings of unconsolidated affiliates increased primarily due to the inclusion of Southern's share of earnings in the Destin Pipeline joint venture and slightly higher earnings from Bear Creek Storage Company. Other, net increased in 1997 compared with 1996 primarily due to higher levels of AFUDC at Southern recognized during construction of its expansions, offset slightly by lower gains recognized on the termination of an interest rate forward agreement associated with an anticipated financing that did not occur.

         Citrus - Equity in earnings of Citrus increased $5.8 million over 1996 to $28.7 million. 1997 results reflect a gain recognized on the restructuring of the marketing arrangement for Citrus Trading Company between Sonat and Enron Corp. and a favorable adjustment to estimated state income taxes. The effect of higher revenues at Florida Gas from higher rates in conjunction with its rate filing that was effective in March 1997 and higher interruptible transportation volumes was offset by a gain on sale of assets recognized in 1996, lower trading margins at Citrus Trading and higher operating expenses.

NATURAL GAS SALES AND SUPPLY
Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated or are assigned. As a result of its restructuring pursuant to FERC directives in past years, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, the net of gas sales revenues and natural gas cost is included in other revenue.

         Except for the sale of its remaining gas supply described above, Southern's participation in gas supply activities will be limited to the purchase and sale of gas from time to time as may be required for system management purposes.

         Southern's annual purchase commitments total less than $21 million per year for 1999 and subsequent years. Based on Southern's current expectations with respect to natural gas prices in 1999 and the years following, an immaterial volume of gas is expected to be at prices above market.

RATE MATTERS
Under terms of a settlement approved by the FERC, all of Southern Natural Gas' previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 were resolved. The settlement requires Southern Natural Gas to file a new rate case no later than September 1, 1999. Southern expects the rates filed in that rate case to become effective after normal suspension by the FERC on March 1, 2000, subject to refund upon conclusion of the rate case.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


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

ENERGY SERVICES
Sonat Energy Services, through its majority-owned subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing activities in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration's natural gas production, as well as purchasing and reselling gas for other customers. Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies and is focused on expanding its wholesale electric marketing business. Both of these subsidiaries use derivative instruments. (See Market Risk and Note 4 of the Notes to Consolidated Financial Statements.)

         In 1998 a subsidiary of Sonat Energy Services acquired a 50 percent interest in a natural gas-fired power plant in Georgia (the Mid-Georgia Cogen plant) for an equity investment of approximately $28 million. The power plant began operations in June 1998. In September 1998, a subsidiary of Sonat Energy Services acquired the rights to develop a 680-megawatt natural gas-fired peaking power plant in west central Georgia. This power plant, which will have a total capital cost of approximately $230 million, is scheduled to begin commercial operation in June 2000. The plant will provide energy to serve the growing Georgia and Southeast power markets during peak power demand periods. Sonat Energy Services is pursuing additional power plant opportunities.

         Sonat Intrastate-Alabama Inc. (SIA), a wholly owned subsidiary of Sonat Energy Services, owns an approximately 450-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. SIA's throughput (including sales and transportation) for 1998 was 52 Bcf compared with 42Bcf in 1997.

         Sonat Power Systems Inc., a wholly owned subsidiary of Sonat, formed a strategic alliance in 1997 with AlliedSignal Power Systems Inc., an unaffiliated company, to market and support its onsite electric power systems in 13 Southern states from Texas to Virginia, and the District of Columbia. On December 28,1998, Sonat Power Systems executed an amendment to its existing development and distribution agreement with AlliedSignal granting Sonat Power Systems the option to become the exclusive distributor of the power generator group of products in Mexico.

Energy Services


                                                   (In Millions)
                                     ----------------------------------------
Years Ended December 31,               1998            1997          1996
-----------------------------------------------------------------------------
Revenues                             $3,192.4        $3,725.2      $2,592.7
==============================================================================
Operating Margin                     $   35.4        $   50.1      $   36.2
==============================================================================
Operating Income (Loss)              $  (13.8)       $   10.6      $   10.2
==============================================================================
Earnings (Loss) Before Interest
 and Taxes                           $   (6.8)       $    7.1      $    5.8
==============================================================================

                                              (Billion Cubic Feet)
                                     ----------------------------------------
Sonat Marketing Gas Sales
 Volumes (100%)                         1,225           1,288           968
==============================================================================

                                         (Thousands of Megawatt Hours)
                                     ----------------------------------------
Sonat Power Marketing Sales
 Volumes (100%)                        10,533           8,768         2,969
==============================================================================

                                              (Billion Cubic Feet)
                                     ----------------------------------------
Financial Volumes Notional
 Settlements Third Parties -               --              --            --
 Natural Gas                            3,939           1,560            --
==============================================================================

         1998 VERSUS 1997. EBIT decreased in the 1998 period compared to the 1997 period due to lower margins at Sonat Marketing and a $5.6 million revision of accounting estimate recognized to reconcile gas imbalance and other accounts with various natural gas pipelines, storage facilities and customers. Sonat Marketing's physical sales volumes were down slightly compared with 1997. However, notional volumes from natural gas derivative settlements increased 153 percent in 1998, reflecting an increase in Sonat Marketing's financial transactions on behalf of customers and an increase in market making of derivative products for its own account and to manage its basis positions. Sonat Power Marketing became profitable in 1998, as both sales volumes and margins increased over 1997 levels. Sonat Power Marketing's financial results also benefited from volatility in electricity prices. Operating costs increased in 1998, as Sonat Energy Services continued to expand its scope of business. The 1998 period also includes the contribution from the 50 percent-owned Mid-Georgia Cogen plant.

         1997 VERSUS 1996. EBIT increased $1.3 million to $7.1 million in 1997. The principal reason for the increase was the recognition of mark-to-market income from origination activities in the fourth quarter of 1997, which more than offset a decrease in unit margins. At the end of 1997, Sonat Marketing's gas sales volumes reached 4.2 Bcf per day, up from 3.3 Bcf per day at the end of 1996. Sonat Power Marketing also increased its sales volumes sharply, but was not profitable in the extremely competitive power marketing business. Operating costs increased due to business growth.

OTHER STATEMENTS OF OPERATIONS ITEMS

                                               (In Millions)
                                        ---------------------------
Years Ended December 31,                 1998      1997      1996
-------------------------------------------------------------------
Interest Expense, Net                   $126.3    $97.2    $88.9
===================================================================


         1998 VERSUS 1997. Net interest expense increased in 1998 compared with 1997 due to higher average debt levels, slightly offset by the effect of lower average interest rates. Additional interest on taxes caused an increase in other interest expense. Interest capitalized decreased due to lower interest capitalized at Sonat Exploration.

         1997 VERSUS 1996. Net interest expense increased in 1997 compared with 1996 due to higher average debt levels. The effect of lower interest rates on debt and average regulatory reserve balances slightly offset the effect of higher average debt levels.

                                             (In Millions)
                                     ------------------------------
Years Ended December 31,               1998       1997      1996
-------------------------------------------------------------------
Income Tax Expense (Benefit)         $(297.7)    $105.8    $123.2
===================================================================

   1998 VERSUS 1997. Income tax expense decreased in 1998 compared with 1997 due to lower pretax earnings primarily related to the ceiling test charges in 1998. Excluding these charges, the effective tax rate decreased slightly due to the effect of tax preference items on lower pretax earnings.

   1997 VERSUS 1996. Income tax expense decreased in 1997 compared with 1996 due to lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

                                            (In Millions)
                                      -----------------------------
Years Ended December 31,               1998      1997      1996
-------------------------------------------------------------------
Operating Activities                  $509.9    $633.6    $656.7
===================================================================

         1998 VERSUS 1997. Cash flows from operations decreased $123.7 million compared with the 1997 period primarily due to lower operating results at Sonat Exploration. Operating results for the Company's segments were discussed earlier.

         Depreciation, depletion and amortization and deferred income taxes include a charge of $1,035.2 million and a benefit of $362.3 million, respectively, for ceiling test charges related to Sonat Exploration's oil and gas properties in 1998. Absent the ceiling test charges, the change in deferred income taxes and accrued interest and income taxes primarily reflects the capitalization of intangible drilling costs for income tax purposes in the current period. The change in accounts receivable and accounts payable is primarily attributable to lower natural gas prices and volumes. The change in inventory primarily represents the purchase of natural gas inventory by Sonat Energy Services in 1997 as well as purchases of material for Sonat Exploration's Cotton Valley Pinnacle Reef trend drilling program in the 1997 period. The change in restricted cash, accrued long-term compensation and other current liabilities primarily represents the payment of certain expenses associated with the merger between the Company and Zilkha Energy in January 1998 (see Note 3 of the Notes to Consolidated Financial Statements).

         1997 VERSUS 1996. Cash flows from operations decreased compared with the 1996 period due to the funding of a $116.0 million liability for transaction and other costs in connection with the merger with Zilkha Energy (see Note 3 of the Notes to Consolidated Financial Statements). Absent this item, cash flows from operations improved compared with the 1996 period due to improved cash flows at both Sonat Exploration and Southern. Partly offsetting the increase was a decrease in Energy Services' cash flows due to the impact of higher energy prices on working capital, including broker deposits.

         The 1996 period included $34.0 million in cash refunds paid to customers at Southern. Other than those refunds, the change in gas supply realignment costs and the change in reserves for regulatory matters were attributable to the recording of a customer settlement by Southern in the second quarter of 1996 (the Customer Settlement). Deferred income taxes and accrued income taxes reflect the impact of higher deductions for intangible drilling costs at Sonat Exploration in 1997 and the Customer

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Settlement in 1996. The change in accounts receivable and accounts payable is primarily attributable to high receivable and payable balances in December 1996 reflecting higher natural gas prices. The change in inventory primarily reflects the purchase of material for Sonat Exploration's Cotton Valley Pinnacle Reef trend drilling program and the purchase of natural gas inventory under an asset management agreement at Sonat Marketing.

         The change in Other, net is primarily due to $41.2 million of accrual reversals related to the Customer Settlement and a decrease in interruptible transportation revenue credits of $13.5 million, both of which occurred in 1996.

                                             (In Millions)
                                     ----------------------------------
Years Ended December 31,               1998        1997        1996
-----------------------------------------------------------------------
Investing Activities                 $(646.9)   $(1,019.6)   $(621.0)
=======================================================================


         1998 VERSUS 1997. Net cash used in investing activities was $372.7 million lower in 1998 compared with 1997. The decrease was primarily attributable to proceeds from the sale of certain oil and gas properties. The sale of those properties also contributed to lower capital expenditures at Sonat Exploration in the current period. Higher investments in the Destin and the Mid-Georgia Cogen joint ventures partially offset these decreases.

         1997 VERSUS 1996. Net cash used in investing activities was $398.6 million higher in 1997 compared with 1996, primarily due to higher capital expenditures (see table following) resulting from increased developmental drilling at Sonat Exploration. The increase in investments in unconsolidated affiliates primarily reflects Southern's investment of $39.1 million in Destin during 1997.

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

                                            (In Millions)
                                    --------------------------------
Years Ended December 31,             1998        1997      1996
--------------------------------------------------------------------
Exploration and Production          $581.1    $  862.6    $620.1
Natural Gas Transmission             222.1       144.3     130.4
Energy Services                       10.0        11.0       4.7
Other                                  5.9         4.5       6.0
--------------------------------------------------------------------
 Total                              $819.1    $1,022.4    $761.2
====================================================================


         The Company's investments in unconsolidated affiliates were as follows:

                                       (In Millions)
                              ------------------------------------
Years Ended December 31,       1998         1997         1996
------------------------------------------------------------------
Natural Gas Transmission      $ 89.5       $ 44.8       $  0.3
Energy Services                 57.7          0.4          5.0
------------------------------------------------------------------
 Total                        $147.2       $ 45.2       $  5.3
==================================================================

                                       (In Millions)
                              ------------------------------------
Years Ended December 31,       1998         1997         1996
------------------------------------------------------------------
Financing Activities          $116.8       $365.3       $(38.4)
==================================================================

         1998 VERSUS 1997. Financing activities provided $116.8 million in 1998 compared with $365.3 million in 1997. Increased borrowings helped finance capital and other corporate expenditures. The $325.3 million net proceeds from the disposal of assets, principally oil and gas properties, were primarily used to repay borrowings under the Company's floating rate facilities in the current period.

         1997 VERSUS 1996. Financing activities provided $365.3 million in 1997 compared with requiring $38.4 million in 1996. The change was primarily attributable to increased borrowings, which helped finance higher capital expenditures, the Company's stock repurchase program and the funding of the liability for transaction and other costs in connection with the merger with Zilkha Energy in 1997.

Capital Resources
At December 31, 1998, the Company had bank lines of credit and a revolving credit agreement with banks with a total capacity of $1.25 billion. The Company's bank and commercial paper borrowings in the aggregate are not authorized to exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, after giving effect to the $696.1 million of commercial paper and $24.3 million of borrowings from the short-term lines of credit outstanding at December 31, 1998, $529.6 million was available to the Company under such lines of credit and revolving credit agreement at December 31, 1998.

         In late January 1999, Sonat completed a new 364-day $400.0 million revolving credit facility with 11 banks. In connection with this new credit facility, the Company terminated existing lines of credit providing for up to $700.0 million of borrowings.

         Sonat and Southern Natural Gas have shelf registration statements with the Securities and Exchange Commission which provide for the issuance of up to $500 million in debt securities by both companies. Southern Natural Gas issued $100.0 million in debt under its registration statement in the third quarter of 1998.

         The Company's capital expenditures and other investing requirements for 1999 are expected to total $529 million. This amount reflects investments in unconsolidated affiliates and proposed expenditures for oil and gas property acquisitions, exploration and development, pipeline expansion and other projects. The Company completed the Zilkha Energy merger on January 30, 1998, issuing $1.04 billion of common stock to the Zilkha Energy shareholders (see
Note 3 of the Notes to Consolidated Financial Statements). The Company's cash requirements relating to the Zilkha Energy merger totaled approximately $290 million, principally for repayment of debt and certain other liabilities of Zilkha Energy and transaction expenses.

         The Company believes that cash flow from operations and borrowings in either the private or public market will provide the Company with the means to fund operations and currently planned investment and capital expenditures.

MARKET RISK
Financial instruments of the Company expose it to both commodity price risk and interest rate risk.

         Commodity Price Risk - The Company's primary market risk exposure is the volatility of energy commodity prices, relating to the portfolio position of its financial instruments and physical commitments, which can affect the operating results of Sonat Exploration and Sonat Energy Services. The Company uses commodity futures contracts, options and price swap agreements as well as offsetting physical positions to hedge its commodity price risk on crude oil, natural gas and electricity. Sonat Energy Services performs all hedging activity (non-trading) for both its own operations and for the operations of Sonat Exploration. Sonat Energy Services, through its subsidiary, Sonat Marketing, also uses derivative instruments as a market maker (trading activity) by maintaining active trading positions in natural gas and crude oil commodity futures, swap and option contracts. Sonat Marketing limits its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions and limit and monitoring procedures.

         The Company's non-trading (hedging) and trading activities are implemented under a set of policies approved by the Board of Directors. Established procedures and processes are employed to manage and monitor these activities and all derivative activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. The Company's use of derivative instruments to reduce the effect of market volatility is described in
Note 4 of the Notes to Consolidated Financial Statements.

         Sonat Energy Services manages its commodity price risks through its subsidiaries, Sonat Marketing Company and Sonat Power Marketing. Sonat Marketing and Sonat Power Marketing each manage commodity risks at a portfolio level by utilizing Value-at-Risk models for natural gas and electricity commodities, respectively. Each Value-at-Risk model includes energy commodity transactions, both physical and derivative (commodity futures, swaps and options) for both trading and non-trading activities. The Value-at-Risk models use historical or variance co-variance simulation methods to determine commodity risk exposure (the loss that could occur over a two-day period) due to changes in natural gas, electricity or crude oil commodity prices within a 95 percent confidence level. Value-at-Risk models are routinely backtested against market prices and volatilities to assess the quality of Value-at-Risk measures. The Risk Oversight Committee and management monitor the portfolio Value-at-Risk to ensure compliance with Board limits.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Value-at-Risk data for Energy Services for 1998 and 1997 is as follows:

                                (In Thousands)
                         ------------------------------
                         Average   Maximum    Minimum
-------------------------------------------------------
1998                      $973      $1,792      $685

=======================================================
1997                      $593      $  752      $473
=======================================================

         The Value-at-Risk for non-trading activities was immaterial.

         Interest Rate Risk - The Company's entire portfolio of interest rate risk instruments is classified as non-trading. The Company's interest income and expense are sensitive to changes in the level of short-term interest rates in the United States. In general, the Company uses excess funds to reduce short-term debt levels and therefore has minimal cash equivalent investments. Short-term debt averaged $661.3 million in 1998. Excess cash generated by or contributed to joint venture projects is invested on a short-term basis pending distribution or expenditure on capital projects. Such short-term investments averaged $18.2 million in 1998. To mitigate the impact of fluctuations in interest rates, the Company maintains a balance among components of its capital structure, providing a mix of maturities and pricing methods for its debt obligations. At December 31, 1998, 37 percent of the Company's debt had variable rates compared with 38 percent in 1997. The effects of changes in the fixed and variable components of debt essentially offset. Fixed rate long-term debt which was $923.7 million (fair value of $966.4 million) at December 31, 1997, increased 31 percent. Additionally, variable rate debt increased due to a 56 percent increase in commercial paper which was $446.6 million at December 31, 1997. The Company's amount of variable rate long-term debt decreased from $130.0 million at December 31, 1997, which slightly offset the effect of the increase in variable rate commercial paper. Overall the Company's debt increased primarily due to the merger with Zilkha Energy. The Company used restricted cash deposits of $116.0 million at December 31, 1997, to pay certain merger-related expenses. In the past the Company has used derivative instruments to aid in its management of interest rate risk, although it is not currently doing so.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The weighted-average variable rate is the current effective rate. Municipal bonds are used to satisfy obligations under various non-qualified benefit plans of the Company. Broker deposits of $29.9 million with a return of 4.1 percent at December 31, 1998, were excluded from the table.

Interest Rate Risk Instruments
Principal Amount by Expected Maturity and Average Interest Rate

                                                                      (Dollars in Millions)
                                      --------------------------------------------------------------------------------------
                                                                                                                   Fair
                                                                                          There-                  Value
                                       1999      2000      2001       2002       2003     after      Total       12/31/98
----------------------------------------------------------------------------------------------------------------------------
Assets:
 Notes Receivable                     $ 50.4     $ --     $   --     $   --     $ --     $   --     $   50.4     $   50.4
 Average Interest Rate                   7.9%
 Municipal Bonds                      $  1.5     $3.3     $  4.4     $   .9     $7.0     $ 26.9     $   44.0     $   47.2
 Average Interest Rate                   4.9%     4.9%       4.8%       4.8%     4.8%       4.7%
Liabilities:
 Commercial Paper                     $696.1     $ --     $   --     $   --     $ --     $   --     $  696.1     $  696.1
 Average Interest Rate                   6.0%
 Long-term Debt,
   including Current
   Portion:
    Fixed Rate                        $109.8     $2.8     $200.2     $200.0     $  --    $700.0     $1,212.8     $1,258.4
    Average Interest Rate                7.5%     7.4%       7.1%       6.8%     6.7%       6.8%
    Variable Rate                     $ 24.3     $ --     $   --     $   --     $  --    $   --     $   24.3     $   24.3
    Average Interest Rate                5.9%
=============================================================================================================================

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES
The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of the Company. In prior periods of high general inflation, oil and gas prices generally increased at comparable rates; however, there is no assurance that this will be the case in the current environment or in possible future periods of high inflation. In addition, inflation can affect the day rates that Sonat Exploration pays for drilling rigs. Margins in the Energy Services segment are highly sensitive to competitive pressures and may not reflect the effects of inflation. The results of operations in the Company's three major business segments will be affected by future changes in oil and gas prices and the interrelationship between oil, gas and other energy prices.

ENVIRONMENTAL ISSUES
The operations and properties of Sonat Exploration, Southern, Energy Services, and their subsidiaries are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities, limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands and other protected areas, and impose substantial liabilities for pollution resulting from operations. The permits required for various operations are subject to revocation, modification and renewal by issuing authorities. The Company believes that its operations currently are in substantial compliance with applicable environmental regulations.

         Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. The Company does not expect environmental compliance matters to have a material adverse effect on its financial position or results of operations. It is also not anticipated that the Company will be required in the near future to expend amounts that are material to its financial condition or operations by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and may impose increasingly stricter requirements, the Company is unable to predict the ultimate cost of complying with such laws and regulations.

         Southern has been notified that it is or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in connection with one Superfund site for which the amount of its liability has not been settled. The Company has determined that the aggregate maximum amount of loss reasonably likely to be attributed to it, after giving effect to likely contributions by other PRPs, would not be material to its financial position or results of operations. However, liability for PRPs under CERCLA (and applicable state law) is joint and several among all PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability at this site could be substantially greater than the maximum amount estimated by the Company.

         In the operation of their natural gas pipeline systems, Southern and its wholly owned subsidiaries, South Georgia Natural Gas Company (South Georgia) and Sea Robin, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern, South Georgia and Sea Robin plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Based on its previous determination that its pipeline meters may in the past have been the source of small releases of elemental mercury, Southern and Sea Robin have completed the characterization of their sites in Alabama, Georgia, Louisiana and Mississippi. Characterization of potential sites on the pipeline system of South Georgia has not yet commenced. At this time, only the State of Georgia has issued formal guidelines for remediation of mercury sites, although the State of Louisiana has issued informal guidance. Southern filed copies of the characterization reports with the State of Georgia and the State is evaluating what remediation actions, if any, are necessary. Southern is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory guidance is still uncertain for all sites. Based on its experience with other remediation projects, industry experience to date with

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

remediation of mercury and its preliminary characterization data, Southern believes that the cost of its characterization and remediation of any mercury contamination will not be material to the Company's financial position or results of operations.

         The Company generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern, South Georgia and Sea Robin to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, generally will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income as changes occur. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 1999. As a result, calendar year-end companies have until January 1, 2000, to adopt. Early application is encouraged, but only permitted as of the beginning of any fiscal quarter. Retroactive application to previous periods, even previous quarters within the same fiscal year, is not permitted. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

         In November 1998, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 98-10- Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The EITF consensus establishes guidance on the accounting for energy trading contracts prior to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires energy trading contracts to be marked-to-market, with gains and losses included in earnings and separately disclosed in the financial statements or footnotes. The consensus is to be applied to financial statements issued for fiscal years beginning after December 15, 1998. The effect of initial application should be reported as the cumulative effect of a change in an accounting principle in accordance with Opinion No. 20. The consensus will require energy contracts that qualify as energy trading contracts under this consensus to be marked-to-market at the Company's subsidiaries, Sonat Marketing and Sonat Power Marketing. Sonat Marketing currently accounts for its energy contracts at market value. Sonat Power Marketing will be required to value its energy trading contracts at market value. The impact to the Company will not be material.

YEAR 2000 PROJECT
The following disclosure contains forward-looking statements. The Company's ability to meet its objectives identified below is dependent upon several factors that could cause actual results to differ materially from those set forth below, including the timely provision of necessary upgrades and modifications by suppliers. In addition, the Company cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the phases of the Company's Year 2000 project is progressing, and the Company believes that it is taking all reasonable and appropriate steps necessary to be able to operate in the Year 2000 and beyond.

         To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken. A consulting firm was engaged to assist in this effort. The Company has divided its Year 2000 project into assessment, remediation, testing and contingency planning phases. During the assessment phase, the Company completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor-supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company continues to contact entities with whom it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks and other suppliers of goods and services, to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their Year 2000 issue.

         The Company is currently engaged in the remediation and testing phases of the Year 2000 project. The remediation phase includes completing the replacement of mainframe systems with Year 2000-ready vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. The Company has completed remediation and testing for approximately 80 percent of its critical systems. The remaining critical systems and non-critical systems are scheduled to be remediated and tested by June 30, 1999.

         The Company relies on producers of natural gas, natural gas pipelines, natural gas distribution companies, natural gas marketing companies and electric transmission providers to conduct its basic operations. External infrastructure, such as electric, telecommunication and water service is also necessary for the Company's basic operations. Should any third party with which the Company has a material relationship fail, the impact could become a significant challenge to the Company's ability to perform its basic operations. Due to the nature of the Company's business, extensive contingency plans are already in place, including plans to provide pipeline system reliability. Because of the additional uncertainties caused by the Year 2000 problem, the Company is developing additional contingency plans as practicable for critical systems, service providers and business partners. A consulting firm has been engaged to assist in this effort. These plans involve developing contingencies for failures that may result from the Year 2000 problem, and include plans to establish control centers to facilitate communications in the event of a telecommunications failure and staffing at selected locations on the Company's pipeline system. The Company is scheduled to have these plans completed by June 30, 1999.

         The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs is expected to be less than $10 million. As of December 31, 1998, the Company has incurred approximately $4.5 million in Year 2000 project costs. The Company expects to fund Year 2000 expenditures from normal operations. The timing of expenditures is not indicative of readiness efforts or progress to date.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain forward-looking statements regarding the Company's business plans and prospects, objectives, future drilling plans, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results and experience may differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

   Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and success of the Company's exploration and development drilling programs, which would affect production levels and reserves; the results of the Company's hedging activities; risks incident to the drilling and operation of oil and gas wells; future drilling, production and development costs, including drilling rig rates; the success of the Company's cost-reduction activities; and the requirements to receive various governmental approvals to proceed with pipeline, storage and power generation projects, and unanticipated construction delays in connection with such performance can also be adversly affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

Report of Management
Sonat Inc. and Subsidiaries

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


/s/  James E. Moylan, Jr.


James E. Moylan, Jr.
Senior Vice President and Chief Financial Officer
February 25,1999

Report of Ernst & Young LLP, Independent Auditors
Sonat Inc. and Subsidiaries

The Board of Directors and Stockholders
Sonat Inc.

We have audited the accompanying consolidated balance sheets of Sonat Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Zilkha Energy Company, a wholly owned subsidiary, which statements reflect net income constituting approximately 17 percent of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Zilkha Energy Company, is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and, for 1996, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonat Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, in 1998 the Company changed its method of accounting for oil and gas operations.



                                              /s/ Ernst & Young LLP


Birmingham, Alabama
January 19, 1999

Consolidated Balance Sheets
Consolidated Financial Statements
Sonat Inc. and Subsidiaries

                                                    (In Thousands)
                                               ----------------------------
December 31,                                      1998           1997(*)
---------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                    $    7,104      $   27,278
  Restricted cash (Note 1)                             --         115,956
  Notes receivable from affiliates                 50,359              64
  Accounts receivable                             388,075         619,517
  Inventories (Note 5)                             69,093          65,161
  Gas imbalance receivables                         7,673          16,644
  Assets from trading activities (Note 4)         229,801          92,150
  Other                                            48,404          44,037
---------------------------------------------------------------------------
   Total Current Assets                           800,509         980,807
---------------------------------------------------------------------------


Investments and Advances:
  Unconsolidated affiliates (Note 6)              635,692         495,234
  Other investments                                61,316          58,384
---------------------------------------------------------------------------
                                                  697,008         553,618
---------------------------------------------------------------------------


Plant, Property and Equipment, including
  $148,615,000 in 1998 and $201,208,000
  in 1997, excluded from full-cost
  amortization base used for oil and
  gas properties (Notes 7 and 14)               8,399,934       7,830,697
Less Accumulated Depreciation,
  Depletion and Amortization                    5,703,767       4,264,917
---------------------------------------------------------------------------
                                                2,696,167       3,565,780
---------------------------------------------------------------------------

Deferred Charges and Other:
  Assets from trading activities (Note 4)          25,694           9,638
  Other                                           141,716         142,271
---------------------------------------------------------------------------
                                                  167,410         151,909
---------------------------------------------------------------------------
Total Assets                                   $4,361,094      $5,252,114
===========================================================================

(*) Restated, See Note 2
See accompanying notes.

Consolidated Balance Sheets
Consolidated Financial Statements
Sonat Inc. and Subsidiaries

                                                           (In Thousands)
                                                     ---------------------------
December 31,                                            1998           1997(*)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year (Note 8)        $  109,835      $   14,508
  Unsecured notes (Note 8)                              720,361         446,721
  Accounts payable                                      401,357         615,322
  Accrued income taxes                                   21,700          18,274
  Accrued interest                                       47,864          37,242
  Accrued long-term compensation                             --          73,799
  Gas imbalance payables                                 11,497          14,320
  Liabilities from trading activities (Note 4)          223,628          85,398
  Other                                                  40,357          75,299
--------------------------------------------------------------------------------
   Total Current Liabilities                          1,576,599       1,380,883
--------------------------------------------------------------------------------

Long-Term Debt (Note 8)                               1,099,484       1,235,984
--------------------------------------------------------------------------------

Deferred Credits and Other:
  Deferred income taxes (Note 9)                        163,964         485,950
  Liabilities from trading activities (Note 4)           12,564           5,014
  Other                                                 179,232         182,507
--------------------------------------------------------------------------------
                                                        355,760         673,471
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Common stock, $1.00 par; 400,000,000 shares
   authorized, 111,387,520 and 111,385,858
   shares issued in 1998 and 1997, respectively
   (Note 11)                                            111,388         111,385
  Other capital                                          68,804          56,401
  Retained earnings                                   1,209,527       1,858,871
--------------------------------------------------------------------------------
                                                      1,389,719       2,026,657
--------------------------------------------------------------------------------
  Less treasury stock at cost, 1,345,673
   and 1,438,793 shares in 1998 and
   1997, respectively (Note 11)                          60,468          64,881
--------------------------------------------------------------------------------
   Total Stockholders' Equity                         1,329,251       1,961,776
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           $4,361,094      $5,252,114
================================================================================


(*) Restated, See Note 2
See accompanying notes.

Consolidated Statements of Operations
Consolidated Financial Statements
Sonat Inc. and Subsidiaries

                                                     (In Thousands, Except Per-Share Amounts)
                                                ----------------------------------------------------
Years Ended December 31,                            1998              1997(*)              1996(*)
----------------------------------------------------------------------------------------------------
Revenues (Notes 1 and 13)                       $ 3,709,818       $ 4,372,497          $ 3,203,610
----------------------------------------------------------------------------------------------------
Costs and Expenses:
  Natural gas cost                                2,393,027         2,949,766            1,973,147
  Electric power cost                               351,942           224,294               65,699
  Operating and maintenance                         163,386           181,911              155,781
  General and administrative                        117,749           202,754              145,571
  Depreciation, depletion and amortization          349,465           397,955              383,903
  Ceiling test charges (Note 2)                   1,035,178                --                   --
  Restructuring costs (Note 3)                       15,017                --                   --
  Taxes, other than income                           47,418            43,800               47,447
----------------------------------------------------------------------------------------------------
                                                  4,473,182         4,000,480            2,771,548
----------------------------------------------------------------------------------------------------
Operating Income (Loss)                            (763,364)          372,017              432,062
----------------------------------------------------------------------------------------------------
Other Income (Loss), Net:
  Equity in earnings of unconsolidated
    affiliates (Note 6)                              48,777            43,021               34,211
  Minority interest                                   4,082            (4,395)              (4,907)
  Other income, net                                   8,495            10,296                6,525
----------------------------------------------------------------------------------------------------
                                                     61,354            48,922               35,829
----------------------------------------------------------------------------------------------------
Earnings (Loss) Before Interest and Taxes          (702,010)          420,939              467,891
----------------------------------------------------------------------------------------------------
Interest:
  Interest income                                     5,459             4,908                4,874
  Interest expense                                 (136,837)         (109,548)            (101,403)
  Interest capitalized                                5,123             7,448                7,642
----------------------------------------------------------------------------------------------------
                                                   (126,255)          (97,192)             (88,887)
----------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                  (828,265)          323,747              379,004
Income Tax Expense (Benefit) (Note 9)              (297,748)          105,751              123,164
----------------------------------------------------------------------------------------------------
Net Income (Loss)                               $  (530,517)      $   217,996          $   255,840
====================================================================================================
Earnings (Loss) Per Share of Common
  Stock (Note 11)                               $     (4.82)      $      1.98          $      2.32
Earnings (Loss) Per Share of Common
  Stock - Assuming Dilution (Note 11)                 (4.82)             1.95                 2.29
====================================================================================================
Weighted Average Shares Outstanding                 110,020           110,099              110,370
Weighted Average Shares Outstanding
  - Assuming Dilution                               110,020           111,669              111,722
====================================================================================================
Dividends Paid Per Share                        $      1.08       $      1.08          $      1.08
====================================================================================================


(*) Restated, See Note 2
See accompanying notes.

Consolidated Statements of Changes in Stockholders' Equity
Consolidated Financial Statements
Sonat Inc. and Subsidiaries

                                                                                   (In Thousands)
                                                    --------------------------------------------------------------------------------
                                                            1998                        1997(*)                   1996(*)
                                                    --------------------------------------------------------------------------------
Years Ended December 31,                            Shares         Amount        Shares        Amount      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Common Stock, $1.00 Par; 400,000,000
  Shares Authorized (Note 11):
  Balance at beginning of year                      111,385     $  111,385       111,391    $  111,391     111,402    $  111,402
  Issued (canceled)                                       3              3            (6)           (6)        (11)          (11)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                           111,388        111,388       111,385       111,385     111,391       111,391
------------------------------------------------------------------------------------------------------------------------------------
Accumulated Other Comprehensive Income:
  Balance at beginning of year                                       3,222                      10,140                     6,614
  Realized net (gains)/losses in value of
   securities (net of tax expense/(benefit)
   of $683,000, $1,216,000, and $(86,000))                          (1,269)                     (2,259)                      160
  Change in unrealized gains (losses)
   on securities, (net of tax expense/
   (benefit) of $(202,000), $(2,509,000),
   and $1,812,000)                                                    (376)                     (4,659)                    3,366
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                            1,577                       3,222                    10,140
------------------------------------------------------------------------------------------------------------------------------------
Other Capital:
  Balance at beginning of year                                      53,179                      50,522                    58,643
  Tax benefit from utilization of NOL
    carryforward                                                    11,505                          --                        --
  Other                                                              2,543                       2,657                    (8,121)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                           67,227                      53,179                    50,522
------------------------------------------------------------------------------------------------------------------------------------
Retained Earnings:
  Balance at beginning of year                                   1,858,871                   1,733,653                 1,371,757
  Adjustment to beginning balance for Sonat
   Exploration's change to full cost (Note 2)                           --                          --                   199,196
  Net income (loss)                                               (530,517)                    217,996                   255,840
  Cash dividends paid by Sonat at
   $1.08 per share                                                (118,827)                    (92,778)                  (93,140)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                        1,209,527                   1,858,871                 1,733,653
------------------------------------------------------------------------------------------------------------------------------------
Treasury Stock, at cost:
  Balance at beginning of year                       (1,438)       (64,881)         (831)      (29,703)     (1,077)      (31,534)
  Additions                                             (56)        (2,284)       (1,058)      (54,056)       (775)      (30,966)
  Issued                                                148          6,697           451        18,878       1,021        32,797
------------------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                            (1,346)       (60,468)       (1,438)      (64,881)       (831)      (29,703)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                          110,042     $1,329,251       109,947    $1,961,776     110,560    $1,876,003
====================================================================================================================================
Comprehensive Income (Loss)                                     $ (532,162)                 $  211,078                $  259,366
====================================================================================================================================

(*) Restated, See Note 2
See accompanying notes.

Consolidated Statements of Cash Flows
Consolidated Financial Statements
Sonat Inc. and Subsidiaries

                                                                           (In Thousands)
                                                          ---------------------------------------------------
Years Ended December 31,                                      1998              1997(*)            1996(*)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                       $  (530,517)      $   217,996          $ 255,840
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation, depletion and amortization,
       including ceiling test charges                       1,384,643           397,955            383,903
     Deferred income taxes                                   (321,986)           85,249            100,302
     Equity in earnings of unconsolidated
       affiliates, less distributions                         (38,255)          (31,914)           (23,040)
     Reserves for regulatory matters                           (4,237)          (10,212)          (167,154)
     Gas supply realignment costs                               1,067             7,514            187,929
     Change in:
       Accounts receivable                                    231,442            (7,781)          (261,932)
       Inventories                                             (3,932)          (34,111)            (7,002)
       Accounts payable                                      (213,965)           79,947            226,370
       Accrued interest and income taxes, net                  14,319            (2,248)            30,695
       Accrued long-term compensation                         (73,799)           57,493              1,266
       Other current assets                                     4,333            (4,256)            (3,589)
       Other current liabilities                              (37,765)           13,452              6,534
     Net change from trading activities                        (7,927)          (11,376)                --
     Net change in restricted cash                            115,956          (115,956)                --
     Other, net                                                (9,515)           (8,114)           (73,385)
-------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities             509,862           633,638            656,737
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Plant, property and equipment additions                    (819,135)       (1,022,353)          (761,211)
  Net proceeds from disposal of assets                        325,333            49,842            149,367
  Investments in unconsolidated affiliates and other         (153,048)          (47,127)            (9,143)
-------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                (646,850)       (1,019,638)          (620,987)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt                    500,000         2,025,041            987,088
  Payments of long-term debt                                 (539,500)       (1,812,023)          (862,877)
  Changes in short-term borrowings                            273,640           288,691            (60,870)
-------------------------------------------------------------------------------------------------------------
   Net changes in debt                                        234,140           501,709             63,341
  Dividends paid                                             (118,827)          (92,778)           (93,140)
  Treasury stock purchases                                     (1,289)          (53,176)           (30,914)
  Other                                                         2,790             9,514             22,264
-------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in)
          financing activities                                116,814           365,269            (38,449)
-------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                     (20,174)          (20,731)            (2,699)
Cash and Cash Equivalents at Beginning of Year                 27,278            48,009             50,708
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                  $     7,104       $    27,278          $  48,009
=============================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash Paid For:
  Interest, net of amount capitalized                     $   119,898       $    99,426          $  75,870
  Income taxes paid (refunds received), net                     7,408            20,124             (4,914)
=============================================================================================================

(*) Restated, See Note 2
See accompanying notes.

Notes to Consolidated Financial Statements
Sonat Inc. and Subsidiaries

NOTE 1    Business Description and Significant
Accounting Policies
Business Description - The Consolidated Financial Statements of Sonat Inc. (Sonat) and its subsidiaries (the Company) reflect operations in the Exploration and Production, Natural Gas Transmission and Energy Services segments. The Exploration and Production segment is engaged in exploration, development and production of domestic oil and natural gas. The Natural Gas Transmission segment is primarily engaged in the interstate transmission and storage of natural gas. The Energy Services segment is primarily engaged in the marketing of natural gas and electric power and in power generation. For further description of business segments, see Note 13. For a description of financial instruments, credit risk and contingencies, see Notes 4 and 10.

         Principles of Consolidation - The Consolidated Financial Statements include the accounts of Sonat and its subsidiaries. The Consolidated Financial Statements have been restated for a change to the full cost method of accounting for the Company's oil and gas operations (see Note 2). Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates owned 50 percent or less.

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

         Restricted Cash - At December 31, 1997, the Company had $116.0 million of restricted cash. The restricted cash was held in trust by the issuing bank, was restricted as to withdrawal and use, and was invested in cash equivalents. The restricted cash was used to pay certain merger expenses in 1998 (see Note
3).

         Inventories - Inventories consist primarily of materials and supplies and gas stored underground. Gas stored underground is carried at fair value, which approximates average cost. Inventories of materials and supplies utilized for ongoing replacements and expansions are reviewed regularly and adjusted to their net realizable value.

         Gas Imbalance Receivables and Payables - For the Natural Gas Transmission segment, gas imbalances represent the difference between gas receipts from and gas deliveries to the Company's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Imbalances incurred prior to implementation of Order No. 636 are settled through exchange of gas. Imbalances incurred after implementation of Order No. 636 are settled monthly. For the Energy Services segment, imbalances are subject to the terms of the various pipelines.

         Plant, Property and Equipment and Depreciation - Plant, property and equipment is carried at cost. The Company provides for depreciation on a composite or straight-line basis, except for oil and gas properties. (See Notes 7 and 14.)

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Other than for oil and gas properties no impairment was required in any of the three years in the period ended December 31, 1998. See Notes 2 and 16 for ceiling test charges related to oil and gas properties.

         Oil and Gas Properties - The Company utilizes the full cost method of accounting for its oil and gas properties. Under the full cost method, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized on the unit-of-production method using proved reserves. Certain unevaluated properties are excluded from the amortization base until a determination has been made as to the existence of proved reserves. Since the Company's operations are limited to the United States, it utilizes a single cost center for amortization purposes. Capitalized costs are subject to a ceiling test which limits such costs to the aggregate of the present value of future net revenues plus the lower of cost or fair market value of unproved properties. Any conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized.

         Accounting for Regulated Operations - The regulated operations of the Company are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Accordingly, the Company records certain assets and liabilities that result from the effects of the rate-making process that would not be recorded under generally accepted accounting principles for non-regulated entities. The regulatory assets and regulatory liabilities of the Company are primarily classified as Deferred Charges and Other

Notes to Consolidated Financial Statements
Note 1 (continued)

and Deferred Credits and Other, respectively, in the Consolidated Balance
Sheets.

         Revenue Recognition - Revenue is recognized in the Exploration and Production segment when deliveries of oil and natural gas are made. The Company's Natural Gas Transmission segment recognizes revenue from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate. Revenues are recognized in the Energy Services segment when deliveries of the physical commodities are made and, for the segment's trading portfolio, as changes in the fair value of items in the portfolio occur.

         Commodity Price-Risk Management Activities - The Company uses derivative instruments (commodity futures contracts, options and price swap agreements) both to hedge its commodity price risk on natural gas, crude oil and electricity, and as a market maker (trading activity) in natural gas and crude oil.

         Natural gas, crude oil and electricity futures contracts are traded on the New York Mercantile Exchange (NYMEX). Natural gas contracts are for fixed units of 10,000 MMBtu and are available for up to 36 months in the future. Crude oil contracts are for fixed units of 1,000 barrels and are available for periods up to 30 months in the future. Electricity contracts are for 736 megawatt hours and are available for up to 18 months in the future.

         Price swap agreements call for one party to make monthly payments to (or receive payments from) another party based upon the differential between a fixed and a variable price (fixed-price swap) or two variable prices (basis swap) for a notional volume specified by the contract.

         Options can be exchange traded on the NYMEX or traded over-the-counter. Exchange traded and over-the-counter options give the owner the right, but not the obligation, to a futures contract or to buy or sell an underlying commodity at a given price, respectively.

         Non-Trading Activities - Derivative positions taken specifically to mitigate market price risk associated with significant physical transactions are accounted for using hedge accounting provided they meet hedge accounting criteria. Under hedge accounting, gains and losses from futures are deferred in the Consolidated Balance Sheets in Deferred Credits and Other and recognized in earnings in conjunction with the earnings recognition of the underlying physical. Each net payment/receipt due or owed under the swap agreement is recognized in earnings during the period to which the payment/receipt relates, and there is no recognition in the Consolidated Balance Sheets for changes in the swap's fair value. Gains or losses resulting from settlement of swaps are amortized over their original terms. Cash flows from hedging activities are recognized in the same section of the Consolidated Statements of Cash Flows as the hedged transaction.

         The derivative instruments used to hedge commodity transactions have historically had high correlation with commodity prices and are expected to continue to do so. In the event that correlation is not maintained, the gains or losses associated with the hedging instruments are immediately recognized to the extent that correlation is lost.

         Trading Activities - The Company's trading portfolio consists of short- and long-term energy-related purchase and sale commitments (physical and derivative). All of these trading positions are reported at fair value and recorded under the heading of Assets and Liabilities from Trading Activities (current and long-term) in the Consolidated Balance Sheets. The change in fair value is recognized in revenues as it occurs. Fair value is subject to change and reflects an estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating Sonat Marketing's position in an orderly manner over a reasonable period of time under present market conditions (see
Note 4).

         Environmental Expenditures - The Company provides for environmental liabilities when environmental assessments and/or remediation are probable and such costs to the Company can be reasonably estimated. Accruals for environmental remediation liabilities are not material and have not been discounted.

         Stock-Based Compensation - The Company follows the provisions of Accounting Principles Board Opinion (APB) No. 25 for its stock-based compensation awards (see Note 11).

         Capitalized Interest - The Company capitalizes interest costs associated with non-producing leases and exploration and major development projects until the related properties are evaluated and subject to depletion. The Company also capitalizes interest costs on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the Federal Energy Regulatory Commission (FERC) exists, on internally generated funds. The weighted average rate used by regulated subsidiaries is calculated in accordance with FERC rules. Rates used by unregulated subsidiaries approximate the average interest rate on related debt. Interest capitalized on internally generated funds is included in Other income, net.

         Income Taxes - The Company follows a liability and asset approach in accounting for income taxes. Deferred tax liabilities and assets are determined using the tax rate for the period in which those amounts are expected to be paid or received. (See Note 9.)

         Gas Supply Realignment Costs - Included in the Consolidated Statements of Cash Flows are gas supply realignment costs that were incurred by the Company to amend or terminate, or to purchase gas at above-market prices under its gas purchase contracts as a result of the separation of its sales, transportation and storage services mandated by FERC directive.

         Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 on January 1, 1998, and has presented comprehensive income for all periods presented in the Consolidated Statements of Changes in Stockholders' Equity.

         In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which establishes standards for the way public companies report information about operating segments in annual financial statements. SFAS No. 131, which is based on the management approach to segment reporting, also establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 on January 1, 1998. (See Note 13.)

NOTE 2 Change in Method of Accounting for Oil and Gas Operations
In September 1998, the Company changed its accounting method for oil and gas operations as conducted by its subsidiaries, Sonat Exploration Company and Sonat Exploration GOM (Sonat Exploration), from the successful efforts method to the full cost method because its capital spending is focused significantly more on exploration activity than in the past. Full cost accounting, which amortizes rather than expenses dry-hole exploration and other related costs, provides a more appropriate method of matching revenues and expenses for the Company's exploration strategy.

         The Company has restated all prior consolidated financial statements as a result of the conversion to full cost accounting. As a part of this process, all previous charges related to the impairment of Sonat Exploration's assets, including those taken in 1998, were reversed, which significantly raised the book value of those properties as well as the Company's stockholders' equity. The full cost method, however, requires quarterly ceiling tests to ensure that the carrying value of oil and gas properties is not overstated. Sonat Exploration performed ceiling tests for each of the 1998 quarters. At March 31, 1998, June 30, 1998, and September 30, 1998, it was determined that capitalized costs exceeded the ceiling test limits by $39.7 million, $540.5 million and $455.0 million, respectively, which are included as ceiling test charges in the Consolidated Statement of Operations. Future quarterly full cost ceiling tests will be based on the then-current NYMEX prices for both natural gas and oil, after adjustments.

         Since the net carrying value of the Company's oil and natural gas properties has been reduced due to the full cost ceiling limitation such that the present value of the Company's proved oil and gas reserves does not exceed the Company's net oil and natural gas properties recorded on its balance sheet, there is an increased risk of future property write-downs due to factors that negatively affect the estimated present value of proved oil and gas reserves, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas quantities and unsuccessful exploratory operations (see Note 16).

         The effect of the accounting change on net income (loss) is as follows:

                                                 (In Thousands,
                                           Except Per-Share Amounts)
                                   -----------------------------------------
Years Ended December 31,              1998            1997         1996
----------------------------------------------------------------------------
Effect on:
 Net income                        $(258,351)      $130,584      $18,006
 Earnings (loss) per share of
   common stock                        (2.35)          1.19          .16
 Earnings (loss) per share of
   common stock -
   assuming dilution                   (2.35)          1.17          .16
----------------------------------------------------------------------------

   The effect of the accounting change on earnings by quarter for 1998 and 1997 is as follows (per-share amounts are on a diluted basis):

                        (In Thousands, Except Per-Share Amounts)
                   ------------------------------------------------
                     Amount       Per Share     Amount    Per Share
                              1998                     1997
-------------------------------------------------------------------
First              $ (10,063)      $ (.09)     $17,672     $.16
Second               (57,317)        (.52)      19,454      .17
Third               (250,164)       (2.27)      57,732      .52
Fourth                59,193          .54       35,726      .32
-------------------------------------------------------------------

Notes to Consolidated Financial Statements


NOTE 3    Changes in Operations
Business Combination - On January 30, 1998, following a special shareholders' meeting, the Company completed the merger with Zilkha Energy Company by exchanging approximately 24.2 million common shares for all of the outstanding shares of Zilkha Energy. Zilkha Energy was a privately owned exploration and production company. Immediately thereafter Zilkha Energy's name was changed to Sonat Exploration GOM Inc.

         The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under APB No. 16. Accordingly, all prior period consolidated financial statements and notes have been restated to include Sonat Exploration GOM in the Company's consolidated financial statements for all periods presented.

         There were no transactions between Sonat and Sonat Exploration GOM prior to the combination. Certain changes were made to the Sonat Exploration GOM financial statements to conform to Sonat's basis of accounting presentation.

         The following are the revenues and net income (loss) for the previously separate companies and the combined amounts presented in these consolidated financial statements.

                                        (In Thousands)
                          -----------------------------------------------
                            Month of         Years Ended December 31,
                          January 1998        1997             1996
-------------------------------------------------------------------------
Revenues:
 Sonat Inc.                 $380,302      $4,175,218       $3,038,425
 Sonat Exploration GOM        14,186         197,279          165,185
-------------------------------------------------------------------------
   Combined                 $394,488      $4,372,497       $3,203,610
=========================================================================
Net Income (Loss):
 Sonat Inc.                 $ 13,459      $  219,011       $  213,409
 Sonat Exploration GOM         3,492          (1,015)          42,431
-------------------------------------------------------------------------
   Combined                 $ 16,951      $  217,996       $  255,840
=========================================================================

         In connection with the merger, Sonat Exploration GOM recorded charges of $50.4 million ($32.7 million after taxes) to operating expenses in 1997 for direct and other merger-related costs pertaining to the merger transaction.

         At December 31, 1997, Sonat Exploration GOM had accrued $73.8 million, which represented compensation due to certain employees under deferred compensation plans. The liability was estimated based on the fair market value of Sonat Exploration GOM as of December 31, 1997. The Company's restricted cash deposit at December 31, 1997, reflected on the Consolidated Balance Sheet was used to settle this liability and certain other merger-related expenses. During the years ended December 31, 1997 and 1996, $61.8 million and $12.0 million, respectively, were expensed related to the deferred compensation plans.

         All debt of Sonat Exploration GOM was paid off in connection with the merger.

         Sonat Exploration Restructuring - On April 23, 1998, the Company announced a restructuring of Sonat Exploration. The restructuring included significant property sales and certain cost-reduction activities associated with a reduction in work force. Oil and natural gas properties having approximately 430 billion cubic feet of natural gas equivalent reserves and daily net production of approximately 170 million cubic feet of natural gas equivalent were sold.

         A pretax restructuring charge of $15.0 million for restructuring expenses primarily associated with a reduction in work force was recognized in the second quarter of 1998. All work force reductions have been completed.

NOTE 4    Financial Instruments

Derivative Commodity Instruments Held or Issued for Trading Purposes

The Company maintains active trading positions in natural gas and crude oil commodity futures, swap and option contracts. The Company manages its trading positions with strict policies and procedures and limits its risk to changes in the value of its outstanding positions through the use of Value-at-Risk models and the establishment of offsetting positions. The trading operation also enters into natural gas commodity purchase and sale commitments. These activities constitute its trading business and are essential to provide customers with market products at competitive prices.

   At December 31, 1998 and 1997, the Company's trading portfolio had outstanding energy commodity futures, swaps and options. In the table below, buys of swaps represent either 1) payment of fixed price and receipt of NYMEX or index; or 2) payment of NYMEX or index and receipt of index. The absolute notional volumes and terms are:

                                                     1998
                                      -------------------------------------
                                       Notional Volume        Maximum
                                      ----------------
Commodity                             Buy         Sell           Term
---------------------------------------------------------------------------
Natural Gas (TBtu)                    1,506      1,454        60 months
Crude Oil (Thousands of Barrels)      5,640      2,310        60 months
---------------------------------------------------------------------------

   The 60-month term deals begin in 2002 and end in 2006.

                                                     1997
                                      -------------------------------------
                                       Notional Volume        Maximum
                                      ----------------
Commodity                             Buy         Sell           Term
---------------------------------------------------------------------------
Natural Gas (TBtu)                    372         284        33 months
---------------------------------------------------------------------------

         The 33-month term deals were ongoing at December 31, 1997, and end in 2000.

         The amounts disclosed in the following table represent the end-of-period fair value and the average fair value of the natural gas trading portfolio.

                                      In Thousands)
                     -----------------------------------------------------
                           Fair Value
                       (Carrying Amount)        Average Fair Value
                             as of              for the Year Ended
                     -----------------------------------------------------
December 31,           1998        1997          1998       1997
--------------------------------------------------------------------------
Assets               $255,495    $101,788     $140,774    $52,899
Liabilities           236,192      90,412      126,236     49,848
--------------------------------------------------------------------------

         Net trading gains for 1998 and 1997 are $13.1 million and $15.0 million, respectively.

Derivative Commodity Instruments Held or Issued for Purposes Other Than Trading

In certain cases derivative positions are taken specifically to mitigate market price risk associated with significant physical transactions and are accounted for using hedge accounting provided they meet hedge accounting criteria. Sonat Exploration hedges a portion of its production by entering into intercompany swaps with Sonat Marketing Company L.P. (Sonat Marketing). The exposure that Sonat Marketing assumes from Sonat Exploration is then hedged by entering into derivative instruments with third parties. Sonat Marketing and Sonat Power Marketing also hedge third-party purchases and sales by entering into commodity futures, swaps and options.

         At December 31, 1998 and 1997, the Company had outstanding energy commodity futures, swaps and options for purposes other than trading. In the table below, buys of swaps represent either 1) payment of fixed price and receipt of NYMEX or index; or 2) payment of NYMEX or index and receipt of index. The absolute notional volumes and terms are:

                                                     1998
                                      -------------------------------------
                                       Notional Volume        Maximum
                                      ----------------
Commodity                             Buy         Sell           Term
---------------------------------------------------------------------------
Natural Gas (TBtu)                     17         103         24 months
Electricity (Thousands of MWh)         39          45          4 months
---------------------------------------------------------------------------

   The 24-month term deals were ongoing at December 31, 1998 and end in 2000.

                                                     1997
                                      -------------------------------------
                                       Notional Volume        Maximum
                                      ----------------
Commodity                             Buy         Sell           Term
---------------------------------------------------------------------------
Natural Gas (TBtu)                     38         214         58 months
Crude Oil (Thousands of Barrels)       --         480         12 months
---------------------------------------------------------------------------

   The 58-month term deals were ongoing at December 31, 1997 and end in 2002.

   The information in the following table represents the fair value of outstanding financial derivative positions held for purposes other than trading. Not included are the related physical positions that these derivative positions hedge.

                                                   (In Thousands)
                                                ---------------------------
                                                   Fair Value as of
December 31,                                     1998           1997
---------------------------------------------------------------------------
Natural Gas:
 Futures                                        $  (439)      $   (873)
 Swaps                                           (7,158)       (27,458)
 Options                                             --           (516)
Electricity:
 Futures                                              1             --
 Options                                             12             --
---------------------------------------------------------------------------

         Deferred amounts on open futures positions will mature over 1999 and 2000.

Credit Risk from Derivative Activities

NYMEX traded futures are guaranteed by the NYMEX and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. The Company has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. The credit risk resulting from in-the-money swaps is monitored on a regular basis against established collateralization limits and credit limits established by the Company. Due to changes in market conditions, the market value of swaps and options and the associated credit exposure with the counterparties can change significantly. At December 31, 1998, the market value of the Company's in-the-money swaps and options was $21.0 million, and two counterparties posted additional collateral in the amount of $.5 million. Reserves for credit risk are established as necessary.

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

Notes to Consolidated Financial Statements
Note 4 (continued)

Other Financial Instruments

The carrying amounts and fair values of the Company's financial instruments, other than derivative instruments, are as follows:

                                              (In Thousands)
                                    --------------------------------------
December 31, 1998                   Carrying Amounts       Fair Value
--------------------------------------------------------------------------
Cash and Cash Equivalents             $    7,104          $    7,104
Notes Receivable                          50,359              50,359
Investment in Debt and
 Equity Securities                        47,130              47,511
Gas Supply Realignment Costs               2,562               2,562
Unsecured Notes                          720,361             720,361
Long-Term Debt                         1,209,319           1,258,370
--------------------------------------------------------------------------

                                              (In Thousands)
                                    --------------------------------------
December 31, 1997                   Carrying Amounts       Fair Value
--------------------------------------------------------------------------
Cash and Cash Equivalents             $   27,278          $   27,278
Restricted Cash                          115,956             115,956
Investment in Debt and
 Equity Securities                        52,231              53,101
Gas Supply Realignment Costs               3,630               3,630
Unsecured Notes                          446,721             446,721
Long-Term Debt                         1,250,492           1,294,854
-------------------------------------------------------------------------------

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for balance sheet financial instruments:

         Cash and cash equivalents, restricted cash, notes receivable, gas supply realignment (GSR) costs and unsecured notes - The carrying amount reported in the Consolidated Balance Sheets approximates its fair value.

         Investment in debt and equity securities - The fair values for marketable debt and equity securities are based on quoted market prices.

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

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

         The Company's cash equivalents, restricted cash deposits and short-term investments represent securities placed with various high investment grade institutions. This investment practice limits the Company's exposure to concentrations of credit risk.

         Accounts receivable of the Exploration and Production segment are primarily from joint-interest partners, oil and gas marketing companies and pipeline companies. A majority of its revenues are from Sonat Marketing, which is headquartered in the Southeast. Accounts receivable of the Natural Gas Transmission segment relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers and interstate pipeline companies in the Southeast. Accounts receivable of the Energy Services segment primarily relate to trading with other marketing companies, industrial end users and local distribution companies, with primary concentration in the Gulf Coast, Southeastern, Northeastern and Midwestern markets.

         The Company performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers. Accounts receivable are stated net of valuation allowances of $9.3 million in 1998 and $8.2 million in 1997.

NOTE 5     Inventories
The table below shows the values of various categories of the Company's inventories by segment.

                                         (In Thousands)
                                     ---------------------------
December 31,                          1998             1997
----------------------------------------------------------------
Exploration and Production:
 Materials and supplies              $15,560          $16,954

Natural Gas Transmission:
 Materials and supplies               20,190           21,529

Energy Services:
 Materials and supplies                  210              247
 Gas stored underground               33,125           26,418

Other                                      8               13
----------------------------------------------------------------
                                     $69,093          $65,161
================================================================

NOTE 6    Unconsolidated Affiliates
At December 31, 1998, the Company's investments in unconsolidated affiliates totaled $635.7 million, and the Company's share of underlying equity in net assets of the investees was $691.3 million. The difference is primarily due to the excess over cost of the Company's share of the underlying equity in net assets of Citrus Corp., which is being amortized over the depreciable life of Citrus' assets. Through December 31, 1998, the Company's cumulative equity in earnings of these unconsolidated affiliates was $377.9 million and cumulative dividends received from them totaled $182.8 million.

         The following table presents the components of equity in earnings of unconsolidated affiliates:

                                                     (In Thousands)
                                       ---------------------------------------------
Years Ended December 31,                1998              1997               1996
------------------------------------------------------------------------------------
COMPANY'S SHARE OF REPORTED
 EARNINGS (LOSSES)

Exploration and Production             $   455          $    445           $    408
------------------------------------------------------------------------------------
Natural Gas Transmission:
 Citrus Corp. (including
   $1,383,000 of amortization
   of basis difference
   each year)                           24,371            28,676             22,902
 Bear Creek Storage                      9,531            10,679             10,184
 Destin                                  9,968             1,276                 --
 Other                                     167              (106)              (554)
------------------------------------------------------------------------------------
                                        44,037            40,525             32,532
------------------------------------------------------------------------------------
Energy Services                          2,885               817                  9
------------------------------------------------------------------------------------
Other                                    1,400             1,234              1,262
------------------------------------------------------------------------------------
                                       $48,777          $ 43,021           $ 34,211
====================================================================================

         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus, the parent company of Florida Gas Transmission Company. Southern owns a one-third interest in Destin Pipeline Company, L.L.C. (Destin) and a subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized financial information for Citrus:

                                              (In Thousands)
                                  ----------------------------------------------
Years Ended December 31,            1998              1997              1996
--------------------------------------------------------------------------------
Revenues                          $591,005          $735,402          $769,860
Expenses:
 Natural gas cost                  269,818           416,953           429,367
 Operating expenses                102,001           107,370            94,573
 Depreciation and
   amortization                     51,771            60,470            83,563
 Interest and other                 92,715            78,563            92,079
 Income taxes                       28,726            17,460            27,240
--------------------------------------------------------------------------------
Income Reported                   $ 45,974          $ 54,586          $ 43,038
================================================================================

                                                      (In Thousands)
                                               ---------------------------------
December 31,                                      1998                1997
--------------------------------------------------------------------------------
Assets:
 Current                                       $   81,133          $   79,390
 Net transmission plant and property            2,342,641           2,346,123
 Other                                             83,629              67,671
--------------------------------------------------------------------------------
                                               $2,507,403          $2,493,184
================================================================================
Liabilities and Equity:
 Current                                       $  300,368          $  132,134
 Long-term debt and other liabilities           1,296,735           1,496,724
 Stockholders' equity                             910,300             864,326
--------------------------------------------------------------------------------
                                               $2,507,403          $2,493,184
================================================================================

   The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint venture participants.

                                                 (In Thousands)
                                  -------------------------------------------
Years Ended December 31,           1998             1997             1996
-----------------------------------------------------------------------------
Revenues                          $35,744          $36,226          $36,258
Expenses:
 Operating expenses                 6,819            4,440            4,817
 Depreciation                       5,441            5,430            5,415
 Other expenses, net                4,422            4,997            5,657
-----------------------------------------------------------------------------
Income Reported                   $19,062          $21,359          $20,369
=============================================================================

                                       (In Thousands)
                                 ----------------------------
December 31,                       1998              1997
-------------------------------------------------------------
Assets:
 Current                         $ 11,687          $  6,503
 Net plant and property           144,519           149,334
 Other                                 --               296
-------------------------------------------------------------
                                 $156,206          $156,133
=============================================================
Liabilities and Equity:
 Current                         $  7,968          $  8,298
 Long-term debt and
   other liabilities               43,140            48,799
 Participants' equity             105,098            99,036
-------------------------------------------------------------
                                 $156,206          $156,133
=============================================================

         In 1995, Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21.0 million each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.

         In April 1997, units of Shell Oil Company and BP Amoco Corporation joined with Southern Natural Gas in the ownership of Destin, a 1 billion-cubic-foot-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997. Destin was partially completed and placed in service in September 1998 and was fully in service in March 1999. The FERC has approved two extensions of Destin which extend its pipeline by

Notes to Consolidated Financial Statements
Note 6 (continued)


43 miles. The following is summarized financial information for Destin.

                                             (In Thousands)
                                        ----------------------------
Years Ended December 31,                  1998             1997
--------------------------------------------------------------------
Revenues                                $ 11,978           $1,049
Expenses (Income):
 Operating expenses                          820               --
 Depreciation and amortization               641               --
 Interest and other                      (19,388)           2,778
--------------------------------------------------------------------
Income Reported                         $ 29,905           $3,827
====================================================================

                                                     (In Thousands)
                                               -----------------------------
December 31,                                     1998              1997
----------------------------------------------------------------------------
Assets:
 Current                                       $ 23,867          $ 54,885
 Net transmission plant and property            417,102            81,864
 Other                                           12,626             1,429
----------------------------------------------------------------------------
                                               $453,595          $138,178
============================================================================
Liabilities and Equity:
 Current                                       $140,792          $  4,315
 Long-term debt and other liabilities            19,571             2,236
 Stockholders' equity                           293,232           131,627
----------------------------------------------------------------------------
                                               $453,595          $138,178
============================================================================

         In November 1998 Destin issued bonds to the Mississippi Business Finance Corporation (MBFC) in the amount of $135.0 million. The three members of Destin each purchased $45.0 million of these bonds from the MBFC, which loaned the proceeds from the sale of the bonds to Destin. Destin used the proceeds from this loan to finance the construction of its pipeline project, which allowed it to return invested capital to its three members.

NOTE 7 Plant, Property and Equipment and Depreciation
Plant, property and equipment, by business segment, is shown in the following table:

                                                    (In Thousands)
                                            --------------------------------
December 31,                                   1998                1997
----------------------------------------------------------------------------
Exploration and Production:
 Costs subject to amortization              $5,420,473          $5,022,140
 Costs not subject to amortization             148,615             201,208
----------------------------------------------------------------------------
                                             5,569,088           5,223,348
----------------------------------------------------------------------------
Natural Gas Transmission:
 Mainline transmission property              1,642,291           1,295,247
 Gas supply                                    506,965             660,700
 Gas gathering                                  10,261              16,568
 Underground storage facilities                 61,494              60,684
 Liquefied natural gas facilities              154,076             154,076
 Other                                         297,138             269,498
----------------------------------------------------------------------------
                                             2,672,225           2,456,773
----------------------------------------------------------------------------
Energy Services:
 Intrastate pipeline                            56,012              55,834
 Other                                          32,168              22,334
----------------------------------------------------------------------------
                                                88,180              78,168
----------------------------------------------------------------------------
Other                                           70,441              72,408
----------------------------------------------------------------------------
                                            $8,399,934          $7,830,697
============================================================================

         Plant, property and equipment includes construction work in progress of $142.6 million and $137.1 million at December 31, 1998 and 1997, respectively. Plant, property and equipment also includes $142.1 million and $130.1 million of gas stored underground at December 31, 1998 and 1997, respectively.

         The accumulated depreciation, depletion and amortization amounts, by business segment, are as follows:

                                                   (In Thousands)
                                           ---------------------------------
December 31,                                  1998                1997
----------------------------------------------------------------------------
Exploration and Production                 $4,093,898          $2,700,122
----------------------------------------------------------------------------
Natural Gas Transmission:
 Mainline transmission property               866,198             844,885
 Gas supply                                   449,485             434,205
 Gas gathering                                  6,206              11,072
 Underground storage facilities                47,850              45,869
 Liquefied natural gas facilities             123,802             118,981
 Other                                         40,449              42,815
----------------------------------------------------------------------------
                                            1,533,990           1,497,827
----------------------------------------------------------------------------
Energy Services:
 Intrastate pipeline                           29,727              26,819
 Other                                         10,570               6,435
----------------------------------------------------------------------------
                                               40,297              33,254
----------------------------------------------------------------------------
Other                                          35,582              33,714
----------------------------------------------------------------------------
                                           $5,703,767          $4,264,917
============================================================================

         The annual depreciation rates or useful productive lives, by business segment, are as follows:

                                              1998             1997             1996
----------------------------------------------------------------------------------------
Natural Gas Transmission:
 Mainline transmission property                 2.0%             2.0%             2.0%
 Gas supply                                     2.9%             2.9%             2.9%
 Gas gathering                                  2.8%             2.8%             2.8%
 Underground storage facilities                 3.3%             3.3%             3.3%
 Liquefied natural gas facilities               3.2%             3.2%             3.2%
Energy Services
  Intrastate pipeline                        20 yrs.          20 yrs.              --
  Other                                       5 yrs.           5 yrs.           5 yrs.
Other                                      5-38 yrs.        5-38 yrs.        5-38 yrs.
========================================================================================

         Under the full cost method, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized on the unit-of-production method using proved reserves. Certain unevaluated properties are excluded from the amortization base until a determination has been made as to the existence of proved reserves. Also included in amortization on a unit-of-production basis are the estimated future dismantlement and abandonment costs and estimated future development costs for proved undeveloped reserves.

         During the first quarter of 1998, the Company recognized the effect of a change in salvage values, including reversal of excess depreciation expense, relating to certain fixed assets, primarily aircraft and vehicles. The change, which was to comply with FERC directives, reduced the loss for the year ended December 31, 1998, by approximately $4.6 million.

NOTE 8 Debt and Lines of Credit

         Long-Term Debt - Long-term debt consists of:

                                                               (In Thousands)
                                                    -------------------------------------
December 31,                                            1998                   1997
-----------------------------------------------------------------------------------------
Sonat Inc.
 Revolving Credit Agreement at
   rates based on prime,
   international or money-market
   lending rates (an effective
   rate of 6.14% at December 31,
   1997) expiring on
   June 30, 2001                                    $        --           $   130,000
 6.75% Notes due October 1, 2007                        100,000               100,000
 6 7/8% Notes due June 1, 2005                          200,000               200,000
 9 1/2% Notes due August 15, 1999                       100,000               100,000
 6 5/8% Notes due February 1, 2008                      100,000                    --
 7% Notes due February 1, 2018                          100,000                    --
 9% Notes due May 1, 2001                               100,000               100,000
 8.24% Senior Notes due through
   December 31, 2000                                      4,100                 6,200
Sonat Exploration GOM Inc.
 Senior Revolving Credit Facility (an
   effective rate of 7.22% at
   December 31, 1997) expiring
   on October 31, 1999                                       --               145,000
 10.6% Senior Subordinated Notes
   due July 26, 2001                                         --                50,000
Southern Natural Gas Company
 6.125% Notes due September 15, 2008                    100,000                    --
 6.70% Notes due October 1, 2007                        100,000               100,000
 7.85% Notes due January 15, 2002                       100,000               100,000
 8 5/8% Notes due May 1, 2002                           100,000               100,000
 8 7/8% Notes due February 15, 2001                     100,000               100,000
Southern LNG Inc.
 Promissory Note (an effective rate of
   6.75% at December 31, 1998 and
   1997) due through April 1, 1999                        5,000                10,000
Capital Leases and Other                                  3,754                11,042
-----------------------------------------------------------------------------------------
Total Outstanding                                     1,212,854             1,252,242
Less Long-Term Debt Due Within
 One Year                                              (109,835)              (14,508)
Less Unamortized Debt Discount                           (3,535)               (1,750)
-----------------------------------------------------------------------------------------
                                                    $ 1,099,484           $ 1,235,984
=========================================================================================

Notes to Consolidated Financial Statements
Note 8 (continued)

         Annual maturities of long-term debt at December 31, 1998, are as follows:

Years                                              (In Thousands)
--------------------------------------------------------------------
1999                                                $  109,835
2000                                                     2,805
2001                                                   200,214
2002                                                   200,000
2003                                                        --
2004-2018                                              700,000
--------------------------------------------------------------------
                                                    $1,212,854
====================================================================

         Sonat has a bank revolving credit agreement that provides for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. During 1998, $200.0 million was borrowed and $330.0 million was repaid under the revolving credit agreement, resulting in no balance outstanding at December 31, 1998.

         In January 1998, Sonat made two public offerings of Notes pursuant to a shelf registration statement. In one offering, Sonat issued $100.0 million of 6 5/8 percent Notes due February 1, 2008, at 99.531 percent to yield 6.69 percent. In the other offering, Sonat issued $100.0 million of 7 percent Notes due February 1, 2018, at 99.787 percent to yield 7.02 percent. The net proceeds from the offerings were used for general corporate purposes, including capital expenditures, working capital and repayment of debt.

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

         At December 31, 1998, Sonat had short-term lines of credit of $700.0 million available through January 25, 1999. Southern Natural Gas had short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1998, Sonat had $24.3 million outstanding under its agreement at a rate of 5.87 percent. No amounts were outstanding under Southern Natural Gas' agreement.

         In late January 1999, Sonat completed a new 364-day $400.0 million revolving credit facility with 11 banks. In connection with this new credit facility, the Company terminated existing lines of credit providing for up to $700.0 million of borrowings.

         Sonat had $696.1 million and $446.6 million, respectively, in commercial paper outstanding at average rates of 5.96 percent and 6.31 percent at December 31, 1998 and 1997, respectively.

NOTE 9    Income Taxes
An analysis of the Company's income tax expense (benefit) is as follows:

                                                       (In Thousands)
                                      --------------------------------------------------
Years Ended December 31,                 1998               1997              1996
----------------------------------------------------------------------------------------
Current:
 Federal                              $  18,548           $ 12,435          $ 18,841
 State                                    5,690              8,067             4,021
----------------------------------------------------------------------------------------
                                         24,238             20,502            22,862
----------------------------------------------------------------------------------------
Deferred:
 Federal                               (325,663)            82,777            94,911
 State                                    3,677              2,472             5,391
----------------------------------------------------------------------------------------
                                       (321,986)            85,249           100,302
----------------------------------------------------------------------------------------
Income Tax Expense (Benefit)          $(297,748)          $105,751          $123,164
========================================================================================

         Net deferred tax liabilities are comprised of the following:

                                                 (In Thousands)
                                           -------------------------------
December 31,                                 1998               1997
--------------------------------------------------------------------------
Deferred Tax Liabilities:
 Depreciation                              $240,098          $ 585,314
 Inventories                                 11,130             11,573
 Other                                       17,078             10,468
--------------------------------------------------------------------------
   Total deferred tax liabilities           268,306            607,355
--------------------------------------------------------------------------
Deferred Tax Assets:
 GSR and other transition costs               8,531             10,210
 Employee benefits                            7,708             36,607
 Net operating loss carryforwards            33,098             46,065
 Tax credit carryforwards                    22,859             14,713
 Other accounting accruals                   12,066              7,954
 Other                                       20,080             17,361
--------------------------------------------------------------------------
                                            104,342            132,910
 Less valuation allowance                        --            (11,505)
--------------------------------------------------------------------------
   Total deferred tax assets                104,342            121,405
--------------------------------------------------------------------------
Net Deferred Tax Liabilities               $163,964          $ 485,950
==========================================================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 1998, the Company removed its valuation allowance related to net operating loss carryforwards because based on the weight of available evidence, it is more likely than not that the remaining deferred tax assets will be realized.

         At December 31, 1998, the Company had available net operating loss carryforwards of approximately $94.6 million for income tax purposes which expire between 2001 and 2017. The Company has tax credit carryforwards of approximately $22.9 million which can be carried forward indefinitely.

         Consolidated income tax expense (benefit) is different from the amount computed by applying the U.S. federal income tax rate to income (loss) before income tax. The reasons for this difference are as follows:

                                                      (In Thousands)
                                      -------------------------------------------------
Years Ended December 31,                1998                1997                1996
------------------------------------------------------------------------------------------
Income Tax Expense (Benefit)
 at Statutory Federal Income
 Tax Rates                            $(289,893)          $ 113,311           $ 132,651
Increases (Decreases)
 Resulting From:
   State income taxes, net
    of federal income
    tax benefit                           6,089               6,851               6,118
   Non-conventional fuel
    tax credits                          (6,844)             (7,220)             (9,465)
   Refunds and adjustment
    of accrued tax position                (110)                 47                 880
   Dividend exclusion                    (6,824)             (8,029)             (6,413)
   Other                                   (166)                791                (607)
------------------------------------------------------------------------------------------
Income Tax Expense
 (Benefit)                            $(297,748)          $ 105,751           $ 123,164
==========================================================================================

NOTE 10    Commitments and Contingencies

Rate Matters - Periodically, Southern makes general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and makes refunds upon establishment of the final rates. At December 31, 1998, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore is not being collected subject to refund.

         Other Matters - In September 1998, West Georgia Generating Company L.P., formerly Cataula Generating Company, L.P. (West Georgia), acquired the right to develop a 680-megawatt peaking plant in west central Georgia and an associated contract to sell a significant portion of the plant's output to Georgia Power Company. Although West Georgia originally planned to develop the plant in Harris County, Georgia, as a result of the revocation by the Harris County Board of Commissioners of the previously issued special-use permit, West Georgia is in the process of finalizing alternate sites for the location of the plant. If the project experiences additional delays in site finalization, permitting or construction, it could result in an inability to have the plant available in time to meet its obligation to make 205 megawatts of electric capacity available to Georgia Power beginning June 1, 2000. In that event, West Georgia would be required to source electric capacity from the market at prices in excess of the prices received from Georgia Power. However, West Georgia anticipates that it will be successful in relocating the plant to one of its alternative sites and commencing construction in time to meet its contractual commitments to Georgia Power.

Notes to Consolidated Financial Statements
Note 10 (continued)


         Sonat Marketing was formed in September 1995 and is jointly owned by a subsidiary of the Company and a subsidiary of AGL Resources, Inc. Sonat's wholly owned subsidiary, Sonat Marketing Company, contributed all of its assets and liabilities except $32.0 million of accounts receivable in exchange for a 65 percent ownership interest in Sonat Marketing, and a subsidiary of AGL Resources, contributed $32.0 million in cash to Sonat Marketing in exchange for a 35 percent ownership interest. AGL Resources has certain rights to resell to the Company its interest in Sonat Marketing, including a right until August 31, 2000, to receive the greater of fair market value or a formula price. The pretax gain on the transaction of approximately $23 million, which is included in Other Deferred Credits in the Consolidated Balance Sheets, has been deferred.

         Leases - The Company has operating lease commitments expiring at various dates, principally for office space and equipment. The Company has no significant capital leases.

         Rental expense for all operating leases is summarized below.


Rental Expense

                                           (In Thousands)
                                    -----------------------------
Years Ended December 31,              1998       1997       1996
-----------------------------------------------------------------
Non-Affiliated Operating Leases     $19,904    $20,377    $18,444
Affiliated Operating Leases           3,950      3,544      3,680
-----------------------------------------------------------------
                                    $23,854    $23,921    $22,124
=================================================================

         At December 31, 1998, future minimum payments for non-cancelable operating leases for the years 1999 through 2003 are $12 million or less per year. Future minimum rentals to be received under subleases for the years 1999 and 2000 are less than $2 million per year.

NOTE 11 Capital Stock and Stock-Based Compensation Per-share prices of the Company's common stock, based on the New York Stock Exchange listing of composite transactions, and dividends paid per common share for the last two years are summarized below.

Price Range and Dividends Paid Per Common Share

                                          (Unaudited)
                          ---------------------------------------------
Quarter                            1998                    1997
-----------------------------------------------------------------------
Price Range High-Low
 First                    $45   5/8  -  $38  7/8   $57       -  $45 1/2
 Second                    44 13/16  -   36         59 1/8   -   50 5/8
 Third                     38  9/16  -   25  7/8    54 1/4   -   45 3/8
 Fourth                    31   3/8  -   26 5/16    51 5/16  -   42 1/4
=======================================================================
Dividend Rate (Note)
  First                                 $    .27                $   .27
  Second                                     .27                    .27
  Third                                      .27                    .27
  Fourth                                     .27                    .27
-----------------------------------------------------------------------
                                        $   1.08                $  1.08
=======================================================================
Shareholders of
  Record at Year-End                      10,589                 11,258
=======================================================================

Note: The dividend rate is the actual rate paid per common share of Sonat stock, exclusive of shares issued for the merger in January 1998 (see Note 3).

         The Company had no restrictions on the payment of dividends at December 31, 1998.

         The Company has a Preference Share Rights Plan (the Plan) designed to protect the interest of stockholders in the event of a hostile attempt to take over the Company and to make it more difficult for a person to gain control of the Company in a manner or on terms not approved by the Board of Directors. The Plan provides for the issuance of one right with respect to each outstanding share of common stock. The rights issued under the Plan are redeemable at any time by the Company before their expiration on February 3, 2006, unless certain triggering events have occurred. The rights outstanding under the Plan are exercisable for one one-hundredth of a share of Series A Participating Preference Stock, par value $1.00, with each share having substantially the rights and preferences of 100 shares of common stock. As of December 31, 1998, 1,000,000 shares of Series A Participating Preference Stock were reserved for issuance under this Plan.

         Earnings Per Share - The following table presents the computation of basic and diluted earnings (loss) per share of common stock:

                                   (In Thousands, Except Per-Share Amounts)
                                  -----------------------------------------
Years Ended December 31,             1998            1997           1996
---------------------------------------------------------------------------
Numerator:
 Net income (loss)                $(530,517)       $217,996        $255,840
===========================================================================
Denominator:
Denominator for Basic
 Earnings (Loss) Per Share:
   Weighted average number
    of shares of common
    stock outstanding               110,020         110,099         110,370
Effect of Dilutive Securities:
 Common stock equivalents
   applicable to outstanding
   stock options (Note)                  --           1,570           1,352
---------------------------------------------------------------------------
Denominator for Earnings
 (Loss) Per Share -
 Assuming Dilution:

   Adjusted weighted
    average shares using
    treasury stock method
    for assumed conversions         110,020         111,669         111,722
===========================================================================
Earnings (Loss) Per Share
 of Common Stock                  $   (4.82)       $   1.98        $   2.32
===========================================================================
Earnings (Loss) Per Share
 of Common Stock -
 Assuming Dilution                $   (4.82)       $   1.95        $   2.29
===========================================================================

Note: The addition of 1,002,000 potential common shares for the 1998 period would be antidilutive in the computation of diluted earnings per share and are therefore not included.

         Executive Award Plan - The Company has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. Commencing in November 1995, the Company has issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control (limited SARs). In November 1995, the Company also issued limited SARs to certain key employees with respect to all of their then outstanding options. No other SARs have been issued since 1990. At December 31, 1998, 89,000 SARs relating to the earlier periods were outstanding. All options granted since December 1992 have 10-year terms and vest and become fully exercisable at the end of five years of continued employment. Options issued after 1992 also contain an acceleration provision dependent upon a specified increase in the Company's stock price. Options granted prior to December 1992 vested over three years and had no accelerated vesting provisions. The Company issued 18,400 shares of restricted stock with a $35.48 per share market value to employees during 1998, 80,100 shares with a $43 13/16 per share market value during 1997 and 97,000 shares with a $52.00 per share market value during 1996. At December 31, 1998, 229,798 of the 550,200 cumulative restricted shares issued have vested. A new plan was authorized during 1995 which made an additional four million shares available for issuance.

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

         Stock-based compensation increased pretax income by $5.8 million in 1998 and $2.0 million in 1997 and decreased it by $13.2 million in 1996.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had

Notes to Consolidated Financial Statements
Note 11 (continued)


accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: interest rates (zero-coupon U.S. government issues with a remaining life of six years) of 4.95 percent, 5.93 percent and 6.10 percent; dividend yields of 3.54 percent, 2.47 percent and 2.35 percent; volatility factors of the expected market price of the Company's common stock of .292, .266 and .255; and a weighted-average expected life of the options of six years.

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

         The Company's pro forma information follows:

                                  (In Thousands, Except Per-Share Amounts)
                                --------------------------------------------
Years Ended December 31,              1998             1997            1996
----------------------------------------------------------------------------
Net Income (Loss):
 As reported                    $  (530,517)     $   217,996     $   255,840
 Pro forma                         (533,027)         216,773         253,173
Earnings (Loss) Per Share:
 As reported                    $     (4.82)     $      1.98     $      2.32
 Pro forma                            (4.84)            1.97            2.29
Earnings (Loss) Per Share -
 Assuming Dilution:
 As reported                    $     (4.82)     $      1.95     $      2.29
 Pro forma                            (4.84)            1.94            2.27
============================================================================

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is five years for the awards. However, since all of the 1995 stock option grants vested under an accelerated vesting clause in 1996, the entire remaining cost for that award is reflected in 1996. Because the Company's stock options vest generally over five years and additional awards are typically made each year, the above pro forma disclosures are not likely to be representative of the effects on pro forma net income or loss for future years.

         A summary of the Company's stock option activity and related information follows:

Years Ended December 31,                                  1998
---------------------------------------------------------------------------
                                                              Weighted-Avg.
                                                   Options   Exercise Price
---------------------------------------------------------------------------
Outstanding - Beginning of Year                   4,416,219      $32.74
Granted                                           1,323,100       30.48
Exercised                                          (190,424)      19.80
Forfeited                                           (68,480)      45.79
---------------------------------------------------------------------------
Outstanding - End of Year                         5,480,415       32.48
===========================================================================
Exercisable - End of Year                         3,444,075       30.25
===========================================================================
Shares Authorized for Future Grants               1,561,000
===========================================================================
Fair Value of Options Granted During the Year    $     7.53
===========================================================================


                                                          1997
---------------------------------------------------------------------------
                                                              Weighted-Avg.
                                                   Options   Exercise Price
---------------------------------------------------------------------------
Outstanding - Beginning of Year                   4,178,226     $30.16
Granted                                             712,400      43.81
Exercised                                          (453,907)     25.69
Forfeited                                           (20,500)     46.90
---------------------------------------------------------------------------
Outstanding - End of Year                         4,416,219      32.74
===========================================================================
Exercisable - End of Year                         3,217,419      27.38
===========================================================================
Shares Authorized for Future Grants               2,884,700
===========================================================================
Fair Value of Options Granted During the Year    $    12.50
===========================================================================


                                                          1996
---------------------------------------------------------------------------
                                                             Weighted-Avg.
                                                   Options   Exercise Price
---------------------------------------------------------------------------
Outstanding - Beginning of Year                   4,578,600     $25.24
Granted                                             633,700      52.00
Exercised                                        (1,013,954)     21.58
Forfeited                                           (20,120)     31.81
---------------------------------------------------------------------------
Outstanding - End of Year                         4,178,226      30.16
===========================================================================
Exercisable - End of Year                         3,544,526      26.26
===========================================================================
Shares Authorized for Future Grants               3,597,100
===========================================================================
Fair Value of Options Granted During the Year   $     14.87
===========================================================================

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options Outstanding
                          -----------------------------------------
                                        Weighted-Avg.
                             Number      Remaining
   Range of Exercise      Outstanding   Contractual  Weighted-Avg.
        Prices             12/31/98         Life     Exercise Price
-------------------------------------------------------------------
 $ 13.625  -  $17.4375       365,050         2.9         $16.31
 $ 21.125  -  $ 29.125     2,345,130         7.1          26.42
 $  30.00  -  $  32.25     1,266,815         5.8          30.99
 $43.8125  -  $  52.00     1,503,420         8.6          47.14
-------------------------------------------------------------------
                           5,480,415


                            Options Exercisable
                        ---------------------------
                          Number
Range of Exercise       Exercisable  Weighted-Avg.
    Prices               12/31/98    Exercise Price
---------------------------------------------------
$ 13.625  -  $17.4375     365,050        $16.31
$ 21.125  -  $ 29.125   1,262,630         25.54
$  30.00  -  $  32.25   1,266,815         30.99
$43.8125  -  $  52.00     549,580         48.64
---------------------------------------------------
                        3,444,075
===================================================

         Directors' Restricted Stock Plan - The Company has a Restricted Stock Plan for non-employee members of the Board of Directors. Full rights vest over a maximum of five years. The Company issued 24,000 shares under this plan in 1998. The Company did not issue any shares under this plan during 1997 and 1996. At December 31, 1998, 35,860 of the 61,460 cumulative shares granted have vested.

         Treasury Stock - Shares held in treasury are being reissued in connection with employee stock options and restricted stock programs.

         Serial Preference Stock - At December 31, 1998 and 1997, there were 10,000,000 shares of $1.00 par value Serial Preference Stock authorized, with none issued.

NOTE 12    Retirement Plans and Other

Postemployment Benefits

Retirement Plans - The Company has a trusteed, non-contributory, tax qualified defined benefit retirement plan (the Retirement Plan) covering substantially all employees of the Company. A supplemental benefit plan (the Supplemental Plan) that provides retirement benefits in excess of those allowed under the Company's tax qualified retirement plan is also in effect for the Company.

         Amounts are being placed in a trust established to provide benefits under the Supplemental Plan. However, this trust is not subject to any funding requirements. At December 31, 1998, this trust had assets with a fair market value of $47.5 million available to pay benefits. These assets are not considered plan assets under SFAS No. 87, Employers' Accounting for Pensions.

         The following tables set forth the benefit obligation and assets of the plans and the changes in the benefit obligation and plan assets:

                                                  (In Thousands)
                                            ------------------------
Years Ended December 31,                        1998           1997
--------------------------------------------------------------------
Change in Benefit Obligation:
 Benefit obligation at January 1,           $ 372,687      $ 386,825
 Service cost                                  10,892          7,848
 Interest cost                                 28,209         26,858
 Amendments                                      (341)            --
 Actuarial loss (gain)                         31,351        (25,959)
 Effect of curtailment                         (5,518)        (3,096)
 Effect of special termination benefits         4,121          3,252
 Benefits paid                                (24,020)       (23,041)
--------------------------------------------------------------------
 Benefit obligation at December 31,         $ 417,381      $ 372,687
====================================================================
Change in Plan Assets:
 Fair value at January 1,                   $ 550,982      $ 459,033
 Return on plan assets                         76,312        111,983
 Contributions                                  3,395          3,007
 Benefits paid                                (24,020)       (23,041)
--------------------------------------------------------------------
 Fair value at December 31,                 $ 606,669      $ 550,982
====================================================================

         The following table sets forth the funded status of the plans and the amount of the net pension asset or liability recognized in the Company's Consolidated Balance Sheets:

                                                  (In Thousands)
                                            ------------------------
December 31,                                    1998           1997
--------------------------------------------------------------------
Funded Status                               $ 189,288      $ 178,295
Unrecognized Net Assets at Transition          (7,612)        (9,292)
Unrecognized Net Gain                        (166,188)      (172,566)
Unrecognized Prior Service Cost                 5,516          7,088
Net Unamortized Deferred Charge from
 Early Retirement Termination Benefits            453            598
--------------------------------------------------------------------
Net Pension Asset Recognized in the
 Consolidated Balance Sheets                $  21,457      $   4,123
====================================================================
Total Recognized Amounts in the
 Consolidated Balance Sheets Consist of:
   Prepaid benefit cost                     $  53,642      $  33,170
   Accrued benefit liability                  (33,893)       (29,887)
   Intangible asset                             1,255            242
   Net unamortized deferred charge from
    early retirement termination benefits         453            598
--------------------------------------------------------------------
                                            $  21,457      $   4,123
====================================================================

Notes to Consolidated Financial Statements
Note 12 (continued)

         The projected benefit obligation and accumulated benefit obligation for the pension plan with accumulated benefit obligations in excess of plan assets were $51.1 million and $33.9 million, respectively, as of December 31, 1998, and $40.4 million and $29.9 million, respectively, as of December 31, 1997.

         The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

Years Ended December 31,                       1998    1997   1996
------------------------------------------------------------------
Discount Rate                                   7.0%    7.5%   7.0%
Long-Term Rate of Return                       10.5%    9.5%   9.5%
Increase in Future Compensation Levels
 (Composite Rate):
   Retirement and Supplemental Plans            5.0%    5.0%   5.0%
==================================================================

         The Company's net periodic pension income consists of the following components:

                                            (In Thousands)
                                ------------------------------------
Years Ended December 31,           1998          1997          1996
--------------------------------------------------------------------
Service Cost                    $ 10,892      $  7,848      $  8,818
Interest Cost                     28,209        26,858        26,550
Expected Return                  (48,586)      (40,107)      (37,795)
Amortization of Prior
 Service Cost                        816           868           868
Amortization of Net Asset
 at Transition                    (1,679)       (1,679)       (1,679)
Amortization of Net Gain          (3,054)       (2,379)           76
Curtailment Gain                  (4,803)       (2,959)           --
Special Termination
 Benefits Loss                     4,121         3,252            --
--------------------------------------------------------------------
Net Periodic Pension Income     $(14,084)     $ (8,298)     $ (3,162)
====================================================================

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

         The following tables set forth the benefit obligation and assets of the Company's postretirement health care and life insurance plans and the changes in the benefit obligation and plan assets:

                                                 (In Thousands)
                                            ----------------------
Years Ended December 31,                       1998          1997
------------------------------------------------------------------
Change in Benefit Obligation:
 Benefit obligation at January 1,           $ 82,956      $ 95,027
 Service cost                                  2,005         2,137
 Interest cost                                 5,870         6,575
 Plan participants' contributions                987           904
 Actuarial loss (gain)                         1,695       (14,833)
 Effect of curtailment                        (1,389)          233
 Effect of special termination benefits        1,824           100
 Benefits paid                                (6,836)       (7,187)
------------------------------------------------------------------
 Benefit obligation at December 31,         $ 87,112      $ 82,956
==================================================================
Change in Plan Assets:
 Fair value at January 1,                   $ 38,923      $ 32,595
 Return on plan assets                         6,276         4,109
 Employer's contribution                       9,614         8,502
 Plan participants' contributions                987           904
 Benefits paid                                (6,836)       (7,187)
------------------------------------------------------------------
 Fair value at December 31,                 $ 48,964      $ 38,923
==================================================================

         The following table sets forth the funded status and amount of the net pension asset or liability at December 31, 1998 and 1997, for the Company's postretirement health care and life insurance plans:

                                                 (In Thousands)
                                            ----------------------
December 31,                                   1998          1997
------------------------------------------------------------------
Funded Status                               $(38,148)     $(44,033)
Unrecognized Net Obligation at Transition     43,151        51,994
Unrecognized Net Gain                        (32,918)      (31,649)
Net Unamortized Deferred Charge From
 Early Retirement Termination Benefit          1,442         1,980
------------------------------------------------------------------
Accrued Postretirement Benefit Liability    $(26,473)     $(21,708)
==================================================================
Total Recognized Amounts in the
 Consolidated Balance Sheets Consist of:
   Prepaid benefit cost                     $     --      $    204
   Accrued benefit liability                 (27,915)      (23,892)
   Net unamortized deferred charge from
    early retirement termination benefit       1,442         1,980
------------------------------------------------------------------
                                            $(26,473)     $(21,708)
==================================================================

         The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

Years Ended December 31,          1998     1997     1996
--------------------------------------------------------
Discount Rate                      7.0%     7.5%     7.0%
Long-Term Rate of Return:
 Medical assets (after tax)        6.5%     5.5%     5.5%
 Life insurance assets            10.5%     7.5%     7.5%
========================================================

         The rate of increase in the per capita costs of covered health care benefits is assumed to be 4.5 percent in 1999 and for all future years.

         The Company's net periodic cost for postretirement health care and life insurance benefits consists of the following components:

                                                   (In Thousands)
                                       ------------------------------------
Years Ended December 31,                  1998          1997          1996
---------------------------------------------------------------------------
Service Cost                           $  2,005      $  2,137      $  2,161
Interest Cost                             5,870         6,575         6,387
Expected Return on Plan Assets           (2,772)       (2,069)       (1,617)
Amortization of Net Obligation
 at Transition                            3,469         3,597         3,597
Amortization of Net Gain                 (1,722)         (820)         (367)
Curtailment Loss                          4,180         1,866            --
Special Termination Benefits Loss         1,824           100            --
---------------------------------------------------------------------------
                                       $ 12,854      $ 11,386      $ 10,161
===========================================================================

         A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                    (In Thousands)
                                             ----------------------------
                                             1-Percentage-  1-Percentage-
                                                 Point          Point
                                               Increase       Decrease
-------------------------------------------------------------------------
Effect on total of service and interest
 cost components                                $1,156        $  (939)
Effect on postretirement benefit obligation      8,964         (7,684)
=========================================================================

NOTE 13   Business Segment Analysis

The Company's consolidated financial statements reflect operations in three segments: Exploration and Production, Natural Gas Transmission and Energy Services.

         The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas through its Exploration and Production segment. The oil and gas properties of the Exploration and Production segment are located principally onshore in the Southern coastal states, in various states in the Southwest, and in federal waters offshore Louisiana and Texas. It derives a significant portion of its revenues from sales to Sonat Marketing (included in the Energy Services segment).

         The principal business of the Natural Gas Transmission segment is the transmission and storage of natural gas in interstate commerce. Its transmission systems are located in the Southeastern United States. Transportation service is provided for its distribution customers primarily for residential and commercial end use; industrial customers; electric generation companies; gas producers; other gas pipelines; and gas marketing and trading companies. It provides transportation service in both its gas supply and market areas. The principal industries served directly by the natural gas transmission segment's pipeline system and indirectly through its distribution customers' systems include the electric generation, fertilizer, chemical, pulp and paper, textile, primary metals, stone, clay and glass industries.

         The Energy Services segment is engaged primarily in natural gas and electric power marketing for industrial and commercial users, gas distribution companies and gas producers throughout the Gulf Coast, Southeastern, Midwestern and Northeastern United States and development of power systems and power plants.

         The Company's results of operations, revenues from major customers, capital expenditures and assets by business segment are shown in the following tables. Intersegment sales are primarily gas sales by the Exploration and Production segment and transportation revenue by the Natural Gas Transmission segment and are priced at market rates. The Company has no foreign operations.

Notes to Consolidated Financial Statements
Note 13 (continued)


Business Segment Analysis

                                                                           (In Thousands)
                                                    ------------------------------------------------------------
                                                    Exploration        Natural
                                                         and             Gas           Energy
Year Ended December 31, 1998                         Production     Transmission      Services          Total
----------------------------------------------------------------------------------------------------------------
Revenues from External Customers                    $   173,874      $  357,678     $ 3,191,320      $ 3,722,872
Intersegment Revenues                                   361,380          36,538           1,048          398,966
Interest Income                                              80           3,494           3,023            6,597
Interest Expense                                         78,071          40,114           4,255          122,440
Interest Capitalized                                      2,371           2,506             246            5,123
Depreciation, Depletion and Amortization                291,586          46,281           7,032          344,899
Unusual Items                                         1,050,195              --              --        1,050,195
Equity in Earnings of Unconsolidated Affiliates             455          44,037           2,885           47,377
Earnings (Loss) Before Interest and Taxes              (936,230)        233,268          (6,820)        (709,782)
Investment in Unconsolidated Affiliates                   6,090         549,520          69,212          624,822
Segment Assets                                        1,635,597       1,961,994         762,547        4,360,138
Capital Expenditures                                    581,059         222,165           9,971          813,195
================================================================================================================

                                                                           (In Thousands)
                                                      -------------------------------------------------
                                                      Exploration    Natural
                                                          and          Gas          Energy
Year Ended December 31, 1997                          Production  Transmission    Services       Total
--------------------------------------------------------------------------------------------------------
Revenues from External Customers                      $  345,520   $  359,163    $3,725,186   $4,429,869
Intersegment Revenues                                    409,555       34,129            --      443,684
Interest Income                                            1,261        2,233         2,670        6,164
Interest Expense                                          64,540       30,612         1,874       97,026
Interest Capitalized                                       5,599        1,849            --        7,448
Depreciation, Depletion and Amortization                 341,278       47,769         5,557      394,604
Unusual Items                                             50,374           --            --       50,374
Equity in Earnings of Unconsolidated Affiliates              445       40,525           817       41,787
Earnings Before Interest and Taxes                       180,972      225,905         7,063      413,940
Investment in Unconsolidated Affiliates                    5,679      467,453         9,192      482,324
Segment Assets                                         2,764,381    1,757,851       744,626    5,266,858
Capital Expenditures                                     862,609      144,269        10,978    1,017,856
========================================================================================================

                                                                           (In Thousands)
                                                       -----------------------------------------------------
                                                       Exploration    Natural
                                                          and           Gas           Energy
Year Ended December 31, 1996                           Production  Transmission      Services        Total
------------------------------------------------------------------------------------------------------------
Revenues from External Customers                        $319,730     $  362,194    $2,589,468     $3,271,392
Intersegment Revenues                                    410,520         36,634         3,234        450,388
Interest Income                                            1,092          5,077         5,008         11,177
Interest Expense                                          57,059         38,060           984         96,103
Interest Capitalized                                       6,658            984            --          7,642
Depreciation, Depletion and Amortization                 332,129         48,292         1,729        382,150
Equity in Earnings of Unconsolidated Affiliates              408         32,532             9         32,949
Earnings Before Interest and Taxes                       252,845        204,782         5,841        463,468
Capital Expenditures                                     620,100        130,418         4,736        755,254
============================================================================================================

         The following table reconciles the total of the Company's reportable segments' revenues to the Company's consolidated revenues:

                                           (In Thousands)
                             ---------------------------------------------
Years Ended December 31,          1998             1997             1996
--------------------------------------------------------------------------
Total Revenues for
 Reportable Segments         $ 4,121,838      $ 4,873,553      $ 3,721,780
Other Revenues                        17               15             (524)
Elimination of
 Intersegment Revenues          (398,966)        (443,684)        (450,388)
Other Reclassifications          (13,071)         (57,387)         (67,258)
--------------------------------------------------------------------------
   Total Consolidated
    Revenues                 $ 3,709,818      $ 4,372,497      $ 3,203,610
==========================================================================

         The following table reconciles the total of the Company's reportable segments' earnings before interest and taxes (EBIT) to the Company's consolidated EBIT:

                                          (In Thousands)
                               ------------------------------------
Years Ended December 31,          1998          1997         1996
-------------------------------------------------------------------
Total EBIT for
 Reportable Segments           $(709,782)     $413,940     $463,468
Other EBIT                         7,772         6,999        4,423
-------------------------------------------------------------------
   Total Consolidated EBIT     $(702,010)     $420,939     $467,891
===================================================================

         The following table reconciles the total of the Company's reportable segments' assets to the Company's consolidated assets:

                                                (In Thousands)
                                         ----------------------------
December 31,                                 1998             1997
---------------------------------------------------------------------
Total Assets for Reportable Segments     $ 4,360,138      $ 5,266,858
Other Assets                               2,874,572        2,885,865
Elimination of Intercompany
 Receivables and Payables                 (2,850,311)      (2,867,051)
Other Eliminations                           (23,305)         (33,558)
---------------------------------------------------------------------
   Total Consolidated Assets             $ 4,361,094      $ 5,252,114
=====================================================================

Revenues from Major Customers

                                          (In Thousands)
                                ----------------------------------
Years Ended December 31,           1998         1997         1996
------------------------------------------------------------------
Enron and affiliates:
 Exploration and production     $ 63,265     $181,206     $167,843
 Natural gas transmission              3          180          156
 Energy services                 157,950      264,399      202,130
------------------------------------------------------------------
                                $221,218     $445,785     $370,129
==================================================================
Atlanta Gas Light:
 Natural gas transmission       $134,045     $130,425     $134,062
 Energy services                  17,303       51,069       54,191
------------------------------------------------------------------
                                $151,348     $181,494     $188,253
==================================================================
Alabama Gas Corporation:
 Natural gas transmission       $ 47,956     $ 48,300     $ 38,662
 Energy services                 105,134       87,994       86,062
------------------------------------------------------------------
                                $153,090     $136,294     $124,724
==================================================================

         All of the major customers or their affiliates participate with the Company in certain joint venture operations.


NOTE 14    Oil and Gas Operations (Unaudited)
At December 31, 1998, the Company had interests in oil and gas properties that are located primarily in Texas, Louisiana, Oklahoma, Arkansas, Alabama, and offshore Louisiana and Texas in the Gulf of Mexico. The Company does not own or lease any oil and gas properties outside the United States.

         Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:


Capitalized Costs

                                            (In Thousands)
                                      -------------------------
December 31,                             1998           1997
---------------------------------------------------------------
Oil and Gas Properties:
 Costs subject to amortization        $5,420,473     $5,022,140
 Costs not subject to amortization       148,615        201,208
---------------------------------------------------------------
                                       5,569,088      5,223,348
Less Accumulated Depreciation,
 Depletion and Amortization            4,093,898      2,700,122
---------------------------------------------------------------
                                      $1,475,190     $2,523,226
===============================================================



                                       61

Notes to Consolidated Financial Statements
Note 14 (continued)


         Costs incurred in oil and gas producing activities, whether capitalized or expensed, were as follows:

Costs Incurred

                                               (In Thousands)
                                     ----------------------------------
Years Ended December 31,                1998         1997         1996
-----------------------------------------------------------------------
Property Acquisition Costs:
 Proved properties                   $  1,592     $  5,811     $ 61,441
 Unproved properties                   48,292       77,935       72,705
Exploration Costs                     155,879      287,884      177,199
Development Costs                     371,500      488,724      295,821
-----------------------------------------------------------------------
   Total Costs                       $577,263     $860,354     $607,166
=======================================================================

         An analysis of the capitalized costs by year of expenditure of oil and gas properties that are not being amortized as of December 31, 1998, pending determination of proved reserves follows:

Capitalized Costs Not Being Amortized

                                     (In Thousands)
             ---------------------------------------------------------------
               Cumulative           Costs Excluded for           Cumulative
                 Balance            Years Ended Dec.31,            Balance
             ---------------------------------------------------------------
             DEC. 31, 1998     1998        1997        1996    Dec. 31, 1995
----------------------------------------------------------------------------
Acquisition     $ 93,931     $39,559     $24,220     $18,386     $11,766
Exploration       54,684      41,573      12,644         467          --
----------------------------------------------------------------------------
                $148,615     $81,132     $36,864     $18,853     $11,766
============================================================================

         Projects presently excluded from amortization are in various stages of evaluation. The majority of these costs are expected to be included in the amortization calculation in the years 1999 through 2003. Total amortization expense, including ceiling test charges, per unit of production was $4.81, $1.41, and $1.03 per thousand cubic feet equivalent in 1998, 1997 and 1996, respectively.

         Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, and changes in such quantities were as follows:

Reserve Data

                                                      Liquids          Gas      Liquids          Gas      Liquids          Gas
                                                      (MBbls)         (Bcf)     (MBbls)         (Bcf)     (MBbls)        (Bcf)
                                                      --------------------------------------------------------------------------
December 31,                                                   1998                      1997                      1996
--------------------------------------------------------------------------------------------------------------------------------
Proved (Developed and Undeveloped) Reserves, Net:
 Beginning of year                                     72,882        2,160.6     65,984        2,006.4     55,304        1,711.7
 Revisions of previous estimates                      (12,816)        (349.4)     4,506          156.6      4,134           58.0
 Extensions, discoveries and other additions            1,688          118.5     10,540          287.1     21,307          457.2
 Purchases of reserves in place                            --            5.9        850           20.6      2,158          151.3
 Sales of reserves in place                           (23,710)        (287.6)      (433)         (43.7)    (7,941)        (103.5)
 Production                                            (8,327)        (225.7)    (8,565)        (266.4)    (8,978)        (268.3)
--------------------------------------------------------------------------------------------------------------------------------
   End of Year                                         29,717        1,422.3     72,882        2,160.6     65,984        2,006.4
================================================================================================================================
Proved Developed Reserves:
 Beginning of year                                     45,225        1,557.5     33,327        1,395.8     30,455        1,184.1
 End of year                                           24,743        1,122.6     45,225        1,557.5     33,327        1,395.8
================================================================================================================================

MBbls-Thousands of barrels
Bcf-Billion cubic feet

        The significant changes to reserves, other than acquisitions, dispositions or production, are due to reservoir performance in existing fields and drilling of additional wells in existing fields. There were no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 1998.

         Results of operations from producing activities by fiscal year were as follows:


Results of Operations

                                            (In Thousands)
                              -----------------------------------------
Years Ended December 31,           1998           1997           1996
-----------------------------------------------------------------------
Net Revenues:
  Sales                       $   179,258      $ 347,219      $ 331,757
  Affiliated sales                361,380        409,555        410,520
-----------------------------------------------------------------------
   Total                          540,638        756,774        742,277
Production Costs                  (91,470)      (116,112)       (96,235)
Depreciation, Depletion
  and Amortization             (1,326,765)      (341,278)      (332,129)
-----------------------------------------------------------------------
                                 (877,597)       299,384        313,913
Income Tax (Expense)
  Benefit                         313,497        (97,603)      (100,488)
------------------------ ----------------------------------------------
Results of Operations from
  Producing Activities
  (Excluding Corporate
  Overhead and Interest
  Costs)                      $  (564,100)     $ 201,781      $ 213,425
=======================================================================

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves follows:


Standardized Measure of Discounted Future Net Cash Flows

                                            (In Thousands)
                             ------------------------------------------
December 31,                     1998            1997           1996
-----------------------------------------------------------------------
Future Cash Inflows          $ 3,124,205     $ 6,059,477    $ 8,551,630
Future Production and
  Development Costs           (1,027,931)     (1,889,348)    (1,881,447)
Future Income Tax
  Expenses                      (317,572)       (912,059)    (1,776,403)
-----------------------------------------------------------------------
Future Net Cash Flows          1,778,702       3,258,070      4,893,780
-----------------------------------------------------------------------
10% Annual Discount
  for Estimated Timing
  of Cash Flows                 (616,435)     (1,058,622)    (1,499,656)
-----------------------------------------------------------------------
Standardized Measure
  of Discounted Future
  Net Cash Flows             $ 1,162,267     $ 2,199,448    $ 3,394,124
=======================================================================

         For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using realized oil and gas prices for the month of December of each respective year.

         The following are the principal sources of change in the standardized measure of discounted future net cash flows:


Changes in Standardized Measure of Discounted Future Net Cash Flows

                                            (In Thousands)
                             ------------------------------------------

Years Ended December 31,          1998            1997          1996
-----------------------------------------------------------------------
Sales and Transfers of
  Oil and Gas
  Produced, Net of
  Production Costs           $  (449,168)    $  (640,662)   $ (646,042)
Net Changes in Prices
  and Production Costs          (389,252)     (1,858,640)    1,583,674
Extensions, Discoveries
  and Improved
  Recovery, Less
  Related Costs                   71,557         328,665     1,156,729
Changes in Estimated
  Future Development
  Costs                           36,269         (83,805)       28,320
Development Costs
  Incurred During the
  Period                         182,447         228,798        60,259
Revisions of Previous
  Quantity Estimates            (413,484)        175,081       164,214
Accretion of Discount            268,797         449,400       185,091
Net Change in Income
  Taxes                          379,228         611,352      (891,355)
Purchases of Reserves
  in Place                         4,441          23,628       318,084
Sales of Reserves
  in Place                      (468,770)        (47,170)     (256,706)
Changes in Production
  Rates (Timing) and
  Other                         (259,246)       (381,323)       49,465
----------------------------------------------------------------------
                             $(1,037,181)    $(1,194,676)   $1,751,733
======================================================================

Notes to Consolidated Financial Statements


NOTE 15  Quarterly Results (Unaudited)
Selected unaudited quarterly data is shown below:

                                                                         (In Thousands, Except Per-Share Amounts)
                                                            -------------------------------------------------------------
                                                                       1st            2nd             3rd           4th
                                                                     Quarter        Quarter        Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------------
1998(1)(2)
Revenues                                                          $1,109,143      $ 925,132      $ 874,497      $ 801,046
Operating Income (Loss)                                               59,474       (474,888)      (389,322)        41,372
Earnings (Loss) Before Interest and Taxes                             69,298       (457,199)      (368,801)        54,692
Net Income (Loss)                                                     27,950       (315,296)      (258,416)        15,245

=========================================================================================================================
Earnings (Loss) Per Share of Common Stock                         $      .25      $   (2.87)     $   (2.35)     $     .14
=========================================================================================================================
Earnings (Loss) Per Share of Common Stock - Assuming Dilution     $      .25      $   (2.87)     $   (2.35)     $     .14
=========================================================================================================================


                                                                         (In Thousands, Except Per-Share Amounts)
                                                            -------------------------------------------------------------
                                                                       1st            2nd             3rd           4th
                                                                     Quarter        Quarter        Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------------
1997(2)(3)
Revenues                                                         $1,123,529      $ 855,925      $1,073,715     $1,319,328
Operating Income                                                    138,220         67,153          91,507         75,137
Earnings Before Interest and Taxes                                  153,637         78,011         100,994         88,297
Net Income                                                           87,538         36,306          52,348         41,804
=========================================================================================================================
Earnings Per Share of Common Stock                               $      .79      $     .33      $      .48     $      .38
=========================================================================================================================
Earnings Per Share of Common Stock - Assuming Dilution           $      .78      $     .32      $      .47     $      .38
=========================================================================================================================

(1) See Note 2 for information on quarterly ceiling test charges recorded in 1998.
(2) In September 1998, the Company changed its accounting method for its oil and gas operations (see Note 2).
(3) Net income for the fourth quarter of 1997 includes a charge of $32.7 million, or $.29 per share (diluted), related to merger expenses (see
         Note 3)

NOTE 16 Subsequent Event (Unaudited)

The Company recognized a $1,035.2 Million non-cash write-down of its oil and natural gas properties as a result of its change to the full cost method of accounting during the third quarter of 1998.

     Due to the substantial recent volatility in oil and gas prices and their effect on the carrying value of the Company's proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

     Based on current market prices and current estimates, the Company anticipates a first quarter ceiling test write-down of approximately $200 million. This estimate is based upon a number of assumptions that are subject to change dependent on future events, however, including changes in oil and gas prices and the impact of reserve changes during the quarter.

Selected Consolidated Financial Data (Unaudited)
Sonat Inc. and Subsidiaries

                                                                       (In Millions, Except Per-Share Amounts)
                                                     --------------------------------------------------------------------------
                                                          1998            1997            1996          1995            1994
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $   3,709.8     $   4,372.5    $   3,203.6     $   1,902.4     $   1,481.9
Costs and Expenses                                       4,473.2         4,000.5        2,771.5         1,626.7         1,281.3
-------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                   (763.4)          372.0          432.1           275.7           200.6
Other Income, Net                                           61.4            48.9           35.8           226.1            55.9
-------------------------------------------------------------------------------------------------------------------------------
EBIT                                                      (702.0)          420.9          467.9           501.8           256.5
Interest Expense, Net                                     (126.2)          (97.2)         (88.9)          (97.1)          (77.3)
-------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                         (828.2)          323.7          379.0           404.7           179.2
Income Tax Expense (Loss)                                 (297.7)          105.7          123.2           136.2            23.5
-------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                    $    (530.5)    $     218.0    $     255.8     $     268.5     $     155.7
===============================================================================================================================
Earnings (Loss) Per Share                            $     (4.82)    $      1.98    $      2.32     $      2.43     $      1.40
Earnings (Loss) Per Share - Assuming Dilution        $     (4.82)    $      1.95    $      2.29     $      2.41     $      1.39
Weighted Average Shares Outstanding (thousands)          110,020         110,099        110,370         110,428         111,278
Weighted Average Shares Outstanding -
 Assuming Dilution (thousands)                           110,020         111,669        111,722         111,261         112,228
Dividend Rate                                        $      1.08     $      1.08    $      1.08     $      1.08     $      1.08
===============================================================================================================================
Assets                                               $   4,361.1     $   5,252.1    $   4,362.8     $   4,013.3     $   3,885.1
Debt Maturing within One Year                              830.2           461.2          215.7           241.7           225.3
Long-Term Debt                                           1,099.5         1,236.0          979.7           804.6           993.4
Stockholders' Equity                                     1,329.3         1,961.8        1,876.0         1,716.1         1,548.9
-------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                 $   3,259.0     $   3,659.0    $   3,071.4     $   2,762.4     $   2,767.6
===============================================================================================================================

Note: The 1994-1997 periods have been restated to reflect the change to the full cost method of accounting for the Company's oil and gas operations (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Sonat has not had a change in accountants within twenty-four months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Sonat required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in the Proxy Statement of Sonat Inc. dated as of March 22, 1999 (the "Proxy Statement"), which information is hereby incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to this report on Form 10-K. Information regarding the executive officers of Sonat is presented following Item 4 of this report, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
     Included in Part II of this report:
       Report of Ernst & Young LLP, Independent Auditors.........  II-16

       Consolidated Balance Sheets at December 31, 1998 and
          1997...................................................  II-17

       Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997, and 1996......................  II-19

       Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1998, 1997, and
          1996...................................................  II-20

       Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997, and 1996......................  II-21

       Notes to Consolidated Financial Statements................  II-22

  2. FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE
                                                                    ----
     Included in Part IV of this report:
       Consolidated Schedules for each of the three years in the
          period ended December 31, 1998:
          II. Valuation and Qualifying Accounts..................    IV-9

       Consolidated Financial Statements of Citrus Corp.
          (50-percent-owned joint venture) at December 31,
           1998..................................................   IV-10

     All other financial statement schedules have been omitted as not applicable or because the subject matter is either not present or is not present in amounts sufficient to require submission of the schedule, in accordance with the instructions contained in Regulation S-X, or the required information is included in the financial statements or notes thereto.

     Financial statements of 50-percent-or-less-owned companies and joint ventures, other than Citrus Corp., are not presented herein because such companies and joint ventures do not meet the significance test.

  3. EXHIBITS(1)

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3  (a)    Restated Certificate of Incorporation of Sonat Inc.
          (Restating the Certificate of Incorporation as in effect as of April 28, 1994) filed as Exhibit 3(a) to Form 10-Q of
          Sonat Inc. for the quarter ended March 31, 1994
3  (b)    By-Laws of Sonat Inc. as amended and in effect December 1,
          1995, filed as Exhibit 3-(b) to Form 10-K of Sonat Inc. for the year 1995
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
  4.1     Rights Agreement dated as of January 8, 1996, between Sonat
          Inc. and Chemical Mellon Shareholder Services, L.L.C., as
          Rights Agent, with exhibits, and (1) Amendment No. 1 dated as of November 22, 1998, filed as Exhibit 99 to Form 8-A of
          Sonat Inc. dated January 10, 1996, except (1), which was
          filed as Exhibit 4.1 to Form 8-K of Sonat Inc. dated January
          30, 1998
  4.2     Registration Rights Agreement, dated as of January 30, 1998, by and between Sonat Inc., Selim K. Zilkha, Michael Zilkha, the Selim K. Zilkha Trust and the Selim K. Zilkha (1996)
          Annuity Trust, filed as Exhibit 10.1 to Form 8-K of Sonat
          Inc. dated January 30, 1998
  4.3     Form of Indenture dated June 1, 1986, from Sonat Inc. to
          Manufacturers Hanover Trust Company, Trustee, as amended by
          (1) First Supplemental Indenture dated June 1, 1995, between
          Sonat Inc. and Chemical Bank, successor by merger to
          Manufacturers Hanover Trust Company, as Trustee, filed as
          Exhibit 4-(1) to Amendment No. 1 to Registration Statement
          No. 33-5947 dated June 4, 1986, except(1), which was filed as Exhibit 4-(1) to Form 8-K of Sonat Inc. dated June 6,
          1995
  4.4     Specimen Note of Sonat Inc. for the $200 million 6 7/8%
          Notes due June 1, 2005, issued under Registration Statement
          No. 33-62166, filed as Exhibit 4-(2) to Form 8-K of Sonat
          Inc. dated June 6, 1995
  4.5     Specimen Note of Sonat Inc. for the $100 million 9 1/2%
          Notes due August 15, 1999, issued under Registration
          Statement No. 33-5947, filed as Exhibit 4-2(c) to Form 10-K of Sonat Inc. for the year 1996
  4.6     Specimen Note of Sonat Inc. for the $100 million 9% Notes
          due May 1, 2001, issued under Registration Statement No.
          33-5947, filed as Exhibit 4-(2) to Form 8-K of Sonat Inc.
          dated April 30, 1991
  4.7     Specimen Note of Sonat Inc. for the $100 million 6.75% Notes due October 1, 2007, issued under Registration Statement No.
          33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc.
          dated September 25, 1997
  4.8     Specimen Note of Sonat Inc. for the $100 million 6 5/8%
          Notes due February 1, 2008, issued under Registration
          Statement No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc. dated January 27, 1998
  4.9     Specimen Note of Sonat Inc. for the $100 million 7% Notes
          due February 1, 2018, issued under Registration Statement
          No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat
          Inc. dated January 29, 1998

---------------

(1) Sonat will furnish to requesting security holders any exhibit on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be made in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202.

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
  4.10    Form of Indenture dated June 1, 1987, from Southern Natural
          Gas Company to Manufacturers Hanover Trust Company, Trustee,
          as amended by (1) First Supplemental Indenture, dated as of
          September 30, 1997, between Southern Natural Gas Company and
          The Chase Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company), filed as
          Exhibit 4-(1) to Registration Statement No. 33-47266 of
          Southern Natural Gas Company dated April 16, 1992, except
          (1) which was filed as Exhibit 4-(2) to Form 8-K of Southern
          Natural Gas Company dated September 25, 1997
  4.11    Specimen Note of Southern Natural Gas Company for the $100
          million 8 7/8% Notes due February 15, 2001, issued under
          Registration Statement No. 33-16190, filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated February
          7, 1991
  4.12    Specimen Note of Southern Natural Gas Company for the $100
          million 7.85% Notes due January 15, 2002, issued under
          Registration Statement No. 33-16190, filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated January
          14, 1992
  4.13    Specimen Note of Southern Natural Gas Company for the $100
          million 8 5/8% Notes due May 1, 2002, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4.3(d)
          to Form 10-K of Sonat Inc. for the year 1996
  4.14    Specimen Note of Southern Natural Gas Company for the $100
          million 6.70% Notes due October 1, 2007, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          25, 1997
  4.15    Specimen Note of Southern Natural Gas Company for the $100
          million 6.125% Notes due September 15, 2008, issued under
          Registration Statement No. 333-47959, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          24, 1998
  4.16    $400 Million Note Agreement dated November 3, 1986, between
          Citrus Corp. and the Purchasers named therein, filed as
          Exhibit 4-(5) to Form 10-K of Sonat Inc. for the year 1990
  4.17    Credit Agreement dated as of June 1, 1996, among Sonat Inc., the Banks named therein, and The Chase Manhattan Bank
          (National Association), and Morgan Guaranty Trust Company of
          New York, as Co-Agents, filed as Exhibit 4 to Form 10-Q of
          Sonat Inc. for the quarter ended June 30, 1996
  4.18    Credit Agreement dated as of January 20, 1999, among Sonat
          Inc., the Banks named therein, The Chase Manhattan Bank, as
          Administrative Agent, Bank of America National Trust and
          Savings Association, as Syndication Agent, and SunTrust
          Bank, Atlanta, as Documentation Agent, filed herewith
  4.19    Certificate of Designations of Series A Participating
          Preference Stock of Sonat Inc. dated January 8, 1996, as
          filed with the Secretary of State of the State of Delaware
          January 16, 1996, filed as Exhibit 4.6 to Form 10-K of Sonat
          Inc. for the year 1995
COMPENSATION PLANS AND MANAGEMENT CONTRACTS
 10.1     Supplemental Benefit Plan of Sonat Inc. as Amended and
          Restated effective January 1, 1997, filed herewith
 10.2     Executive Award Plan of Sonat Inc. as Amended and Restated
          as of July 23, 1998, filed as Exhibit 10.1 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1998
 10.3     Restricted Stock Plan for Directors of Sonat Inc. (as
          Amended and Restated as of February 26, 1998), filed as
          Exhibit 10.3 to Form 10-K of Sonat Inc. for the year 1997
 10.4     Performance Award Plan of Sonat Inc. effective as of January
          27, 1994, (1) amendment dated December 1, 1995, and (2)
          amendment dated July 23, 1998, filed as Exhibit 10-(7) to
          Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.7 to Form 10-K of Sonat Inc. for the year 1995, and (2), which was filed as Exhibit 10.2 to Form
          10-Q of Sonat Inc. for the quarter ended September 30, 1998

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
 10.5     Cash Bonus Plan of Sonat Inc. effective as of January 27,
          1994, (1) amendment dated December 1, 1995, and (2)
          amendment dated July 23, 1998, filed as Exhibit 10-(8) to
          Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.8 to Form 10-K of Sonat Inc. for the year 1995, and (2), which was filed as Exhibit 10.4 to Form
          10-Q of Sonat Inc. for the quarter ended September 30, 1998
 10.6     Sonat Inc. Retirement Plan for Directors as Amended and
          Restated as of December 2, 1994, and (1) amendment dated
          December 1, 1995, filed as Exhibit 10.9 to Form 10-K of
          Sonat Inc. for the year 1994, except (1), which was filed as
          Exhibit 10.9 to Form 10-K of Sonat Inc. for the year 1995
 10.7     Executive Severance Agreement dated July 23, 1998, between
          Sonat Inc. and Thomas W. Barker, Jr. and schedule
          identifying substantially identical Executive Severance
          Agreements between Sonat Inc. and other parties, filed as
          Exhibit 10.6 to Form 10-Q of Sonat Inc. for the quarter
          ended September 30, 1998
 10.8     Executive Severance Agreement dated July 23, 1998, between
          Sonat Inc. and Ronald L. Kuehn, Jr., filed as Exhibit 10.5 to Form 10-Q of Sonat Inc. for the quarter ended September
          30, 1998
 10.9     Directors' Fees Deferral Plan of Sonat Inc. as Amended and
          Restated as of January 1, 1997, filed as Exhibit 10.9 to
          Form 10-K of Sonat Inc. for the year 1997
 10.10    Indemnity Agreement dated December 4, 1987, between Sonat
          Inc. and Ronald L. Kuehn, Jr. and schedule identifying
          substantially identical indemnity agreements between Sonat
          Inc. and other directors of Sonat Inc. and (1) Indemnity
          Agreement dated September 1, 1994, between Sonat Inc. and
          Adrian M. Tocklin, (2) Indemnity Agreement dated November 1,
          1995, between Sonat Inc. and Max L. Lukens, (3) Indemnity
          Agreement dated January 30, 1998, between Sonat Inc. and
          Michael S. Zilkha, and (4) Indemnity Agreement dated January
          30, 1998, between Sonat Inc. and Selim K. Zilkha, filed as
          Exhibit 10-(11) to Form 10-K of Sonat Inc. for the year
          1992, except (1), which was filed as Exhibit 10.3 to Form
          10-Q of Sonat Inc. for the quarter ended September 30, 1994,
          (2), which was filed as Exhibit 10.12 to Form 10-K of Sonat
          Inc. for the year 1995, and (3) and (4), which were filed as
          Exhibit 10.11 to Form 10-K of Sonat Inc. for the year 1997
 10.11    Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Section 415 Retirement Plan
          Benefits and Vesting Benefits under the Supplemental Benefit
          Plan and Early Retirement Benefits under the Executive
          Severance Agreements, filed as Exhibit 10-(15) to Form 10-K of Sonat Inc. for the year 1991
 10.12    Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Section 415 Stock Purchase Plan
          Benefits under the Supplemental Benefit Plan, filed as
          Exhibit 10-(16) to Form 10-K of Sonat Inc. for the year 1991
 10.13    Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Benefits under the Retirement Plan for Directors, filed as Exhibit 10-(17) to Form 10-K of
          Sonat Inc. for the year 1991
 10.14    Form of Sonat Inc. Executive Life Insurance Program Split
          Dollar Agreement, Collateral Assignment Agreement, and
          Program Description, each dated as of July 1, 1990, with (1)
          schedule identifying the persons participating in such
          Programs, filed as Exhibit 10-(20) to Form 10-K of Sonat
          Inc. for the year 1990, except (1), which was filed as
          Exhibit 10-15 to Form 10-K of Sonat Inc. for the year 1997
 10.15    Sonat Inc. Deferred Compensation Plan -- Plan Summary dated
          November 1998, filed herewith
OTHER MATERIAL CONTRACTS
 10.16    Capital Stock Agreement among Sonat Inc., Enron Corp.,
          Houston Natural Gas Corporation, and Citrus Corp. dated June
          30, 1986, filed as Exhibit 10-(26) to Form 10-K of Sonat
          Inc. for the year 1991

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
 10.17    Agreement and Plan of Merger dated as of March 13, 1999,
          between El Paso Energy Corporation and Sonat Inc., filed as
          Exhibit 2.1 to Form 8-K of Sonat Inc. dated March 15, 1999
 10.18    Form of Certificate of Designation, Preferences and Rights
          of the      % Senior Cumulative Exchangeable Preferred Stock
          of El Paso Energy Corporation (incorporated by reference,
          filed as Exhibit E to Exhibit 2.1 of the Form 8-K of Sonat
          Inc. dated March 15, 1999)
 10.19    El Paso Energy Corporation Stock Option Agreement, dated
          March 13, 1999, filed as Exhibit 99.1 to Form 8-K of Sonat
          Inc. dated March 15, 1999
 10.20    Sonat Inc. Stock Option Agreement, dated March 13, 1999,
          filed as Exhibit 99.2 to Form 8-K of Sonat Inc. dated March
          15, 1999
 10.21    Voting Agreement, dated March 13, 1999, between El Paso
          Corporation and Selim K. Zilkha, in his individual capacity and in his capacity as trustee of the Selim K. Zilkha Trust, and Michael Zilkha, filed as Exhibit 99.3 to Form 8-K of
          Sonat Inc. dated March 15, 1999
 10.22    Voting Agreement, dated March 13, 1999 between El Paso
          Energy Corporation and Ronald L. Kuehn, Jr., filed as
          Exhibit 99.4 to Form 8-K of Sonat Inc. dated March 15, 1999
                                                    OTHER EXHIBITS
 12       Computation of Ratio of Earnings to Fixed Charges, filed
          herewith
 21       Subsidiaries of Sonat Inc., filed herewith
 22       Proxy Statement of Sonat Inc. dated as of March 22, 1999,
          which is not to be deemed "filed" as part of this Form 10-K, except to the extent incorporated by reference under Items
          10, 11, 12 and 13 of Part III of this Form 10-K, filed
          herewith
 23.1     Consent of Ernst & Young LLP, Independent Auditors, dated
          March 19, 1999, filed herewith
 23.2     Consent of William M. Cobb & Associates, Inc., Independent
          Petroleum Engineers, dated March 4, 1999, filed herewith
 23.3     Consent of Ryder Scott Company, Petroleum Engineers, dated
          March 8, 1999, filed herewith
 23.4     Consent of KPMG LLP, Independent Auditors, dated March 19,
          1999, filed herewith
 23.5     Consent of KPMG LLP, Independent Auditors, dated March 19,
          1999, filed herewith.
 24       Powers of Attorney authorizing Ronald L. Kuehn, Jr.; Thomas
          W. Barker, Jr.; James E. Moylan, Jr.; William A. Smith; and
          John C. Griffin to sign the Sonat Inc. Annual Report on Form
          10-K for the fiscal year ended December 31, 1998, on behalf of certain directors and officers of the registrant, filed herewith
 27       Financial Data Schedule for the period ended December 31,
          1998, filed herewith, electronically only
 99.1     Report of Ryder Scott Company, Petroleum Engineers, dated
          March 10, 1999, filed herewith
 99.2     Report of William M. Cobb & Associates, Inc. dated January
          14, 1999, filed herewith

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

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on October 22, 1998, reporting certain information under Item 5 with respect to the Company's third quarter results that reflected the adoption of the full cost method of accounting for its exploration and production business segment.

     The Company filed a report on Form 8-K on January 7, 1999, reporting certain information under Item 5 restating the Company's financial statements for the years 1997, 1996, and 1995 as a result of the conversion to full cost accounting for its exploration and production business segment.

     The Company filed a report on Form 8-K on March 3, 1999, reporting certain information under Item 5 relating to the Company's announcement of a joint venture to build a pipeline to North Carolina and the current estimate of an expected first quarter ceiling test charge under full cost accounting provisions for exploration and production operations of approximately $200 million, after tax.

     The Company filed a report on Form 8-K on March 15, 1999, reporting certain information under Item 5 relating to the announcement regarding the proposed merger of the Company with El Paso Energy Corporation.

     (c) Exhibits

     Exhibits required by Item 601 of Regulation S-K have been filed electronically with this report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SONAT INC.

                                          By:   /s/ RONALD L. KUEHN, JR.
                                            ------------------------------------
                                                    RONALD L. KUEHN, JR.
                                                   CHAIRMAN OF THE BOARD,
                                               PRESIDENT, AND CHIEF EXECUTIVE
                                                           OFFICER

Dated: March 24, 1999

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

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
(i) Principal Executive Officer:

              /s/ RONALD L. KUEHN, JR.                 Chairman of the Board,           March 24, 1999
-----------------------------------------------------     President, and Chief
               (RONALD L. KUEHN, JR.)                     Executive Officer

(ii) Principal Financial and Accounting Officer:

              /s/ JAMES E. MOYLAN, JR.                 Senior Vice President and Chief  March 24, 1999
-----------------------------------------------------     Financial Officer
               (JAMES E. MOYLAN, JR.)

(iii) Directors:*

     William O. Bourke                                   Jerome J. Richardson
     Ronald L. Kuehn, Jr.                                Adrian M. Tocklin
     Robert J. Lanigan                                   James B. Williams
     Max L. Lukens                                       Joe B. Wyatt
     Charles Marshall                                    Michael S. Zilkha
     Benjamin F. Payton                                  Selim K. Zilkha
     John J. Phelan, Jr.

* Signed on behalf of each of these persons and on his behalf:

By: /s/ WILLIAM A. SMITH
    -------------------------------------------------
    WILLIAM A. SMITH
    EXECUTIVE VICE PRESIDENT AND GENERAL COUNSEL
    AS AUTHORIZED BY CERTAIN POWERS OF ATTORNEY
    DATED FEBRUARY 25, 1999, AND MARCH 1, 1999, FILED
    HEREWITH AS EXHIBIT 24

                      (This page intentionally left blank)

                          SONAT INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                    CHARGED
                                                       BALANCE AT   TO COSTS                BALANCE
                                                       BEGINNING      AND                   AT END
DESCRIPTION                                             OF YEAR     EXPENSES   OTHER(a)     OF YEAR
-----------                                            ----------   --------   --------     -------
1998
  Allowance for doubtful accounts....................   $ 8,160     $ 2,145    $ (1,005)    $ 9,300
  Valuation allowance on deferred tax assets.........    11,505          --     (11,505)(b)      --
  Valuation allowance on assets from trading
     activities......................................    18,048       4,487          --      22,535
  Actualization Reserve on Accounts Receivable.......     1,050      13,988     (10,750)      4,288
  Allowance for restructuring activities.............        --      15,017      (9,197)      5,820

1997
  Allowance for doubtful accounts....................     9,679         116      (1,635)      8,160
  Valuation allowance on deferred tax assets.........    11,505          --          --      11,505
  Valuation allowance on assets from trading
     activities......................................        --      18,048          --      18,048
  Actualization Reserve on Accounts Receivable.......        --       2,191      (1,141)      1,050

1996
  Allowance for doubtful accounts....................    10,198       3,615      (4,134)      9,679
  Valuation allowance on deferred tax assets.........    11,505          --          --      11,505

---------------

(a) Accounts charged off net of recoveries, except as otherwise noted.
(b) Tax benefit from utilization of NOL carryforward.

                         CITRUS CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                PAGE
REPORT OF INDEPENDENT AUDITORS                                  NO.
------------------------------                                --------
   Report of Independent Auditors                                IV-12

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets - Assets                          IV-13
   Consolidated Balance Sheets - Liabilities and
     Stockholders' Equity                                        IV-14
   Consolidated Statements of Income and Retained Earnings       IV-15
   Consolidated Statements of Cash Flows                         IV-16
   Notes to Consolidated Financial Statements                    IV-17

                      (This page intentionally left blank)

                         Report of Independent Auditors

Board of Directors
Citrus Corp.

We have audited the accompanying consolidated balance sheets of Citrus Corp. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrus Corp. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                             /s/  ERNST & YOUNG LLP
                                             Ernst & Young LLP

Birmingham, Alabama
February 26, 1999

                         CITRUS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                                         December 31,
                                                             ------------------------------------
(In Thousands)                                                  1998                     1997
-------------------------------------------------------------------------------------------------
ASSETS
     Current Assets
          Cash and cash equivalents                          $     4,495              $    17,274

          Trade and other receivables
               Customers, net                                     52,767                   43,724
               Affiliated companies                                  227                       28
               Income taxes                                        6,145                      818

          Commodity adjustment costs                               3,940                    5,399

          Materials and supplies                                   3,489                    2,730

          Other                                                   10,070                    9,417
                                                             ------------------------------------

               Total Current Assets                               81,133                   79,390
                                                             ------------------------------------

     Deferred Charges
          Unamortized debt expense                                 5,580                    6,241
          Commodity adjustment costs                              25,520                   29,419
          Other                                                   52,529                   32,011
                                                             ------------------------------------

               Total Deferred Charges                             83,629                   67,671
                                                             ------------------------------------

     Property, Plant and Equipment, at cost                    2,850,007                2,810,061
          Less -- accumulated depreciation and amortization      507,366                  463,938
                                                             ------------------------------------

               Net Property, Plant and Equipment               2,342,641                2,346,123
                                                             ------------------------------------

TOTAL ASSETS                                                 $ 2,507,403              $ 2,493,184

-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CITRUS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                                         December 31,
                                                              ----------------------------------
(In Thousands, Except Share Data)                                1998                    1997
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities

          Notes payable to banks                              $       --              $   20,000

          Notes payable to Enron                                  10,300                      --

          Long-term debt due within one year                     225,750                  44,250

          Accounts payable
               Trade                                              23,796                  26,650
               Affiliated companies                               12,651                  13,857

          Accrued liabilities
               Interest                                           16,121                  16,996
               Income taxes                                          518                      --
               Other taxes                                         7,850                   6,662

          Other                                                    3,382                   3,719
                                                              ----------------------------------

               Total Current Liabilities                         300,368                 132,134
                                                              ----------------------------------

     Long-Term Debt                                              755,000                 980,750
                                                              ----------------------------------

     Deferred Credits
          Deferred income taxes                                  506,585                 483,190
          Other                                                   35,150                  32,784
                                                              ----------------------------------

               Total Deferred Credits                            541,735                 515,974
                                                              ----------------------------------

     Commitments and Contingencies (Notes 8 and 9)

     Stockholders' Equity
          Common stock, $1 par value; 1,000 shares
            authorized, issued and outstanding                         1                       1
          Additional paid-in capital                             634,271                 634,271
          Retained earnings                                      276,028                 230,054
                                                              ----------------------------------

               Total Stockholders' Equity                        910,300                 864,326
                                                              ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $2,507,403              $2,493,184

------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CITRUS CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

-----------------------------------------------------------------------------------------------------
                                                                Years Ended December 31,
                                                    -------------------------------------------------
(In Thousands)                                        1998                1997                1996
-----------------------------------------------------------------------------------------------------
Revenues
     Gas sales                                      $ 284,831           $ 426,559           $ 445,148
     Gas transportation and other, net                306,174             308,843             324,712
                                                    -------------------------------------------------

                                                      591,005             735,402             769,860
                                                    -------------------------------------------------

Costs and Expenses
     Natural gas purchased                            269,818             416,953             429,367
     Operations and maintenance                        78,061              82,653              74,413
     Depreciation                                      26,349              26,103              26,651
     Amortization                                      25,422              34,367              56,912
     Taxes - other than income taxes                   23,940              24,717              20,160
                                                    -------------------------------------------------

                                                      423,590             584,793             607,503
                                                    -------------------------------------------------

Operating Income                                      167,415             150,609             162,357
                                                    -------------------------------------------------

Other Income (Expense)
     Interest expense, net                            (88,289)            (93,471)            (97,363)
     Allowance for funds used during
       construction                                     1,241                 599                (153)
     Other, net                                        (5,667)             14,309               5,437
                                                    -------------------------------------------------

                                                      (92,715)            (78,563)            (92,079)
                                                    -------------------------------------------------

Income Before Income Taxes                             74,700              72,046              70,278

Income Tax Expense                                     28,726              17,460              27,240
                                                    -------------------------------------------------

Net Income                                             45,974              54,586              43,038

Retained Earnings, Beginning of Year                  230,054             175,468             132,430
                                                    -------------------------------------------------

Retained Earnings, End of Year                      $ 276,028           $ 230,054           $ 175,468

-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CITRUS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                           ----------------------------------------------
(In Thousands)                                               1998               1997              1996
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

    Net income                                             $  45,974         $   54,586         $  43,038

    Adjustments to reconcile net income to net cash
    provided by operating activities
         Depreciation and amortization                        51,771             60,470            83,563
         Deferred income taxes                                23,395              8,621             8,539
         Allowance for funds used during construction         (1,241)              (599)              153
         Gain on sale of assets                                 (720)              (504)           (7,387)

    Changes in assets and liabilities
         Trade and other receivables                         (14,569)            25,127            (6,963)
         Materials and supplies                                 (759)              (173)             (178)
         Accounts payable                                     (4,060)           (17,764)            7,380
         Accrued liabilities                                     831                667              (543)
         Other current assets and liabilities                   (990)            (8,208)           (2,547)

    Contract reformation settlements and adjustments              --             (1,826)           (4,931)
    Other, net                                               (16,606)            12,244            (2,225)
                                                           ----------------------------------------------

Net Cash Provided by Operating Activities                     83,026            132,641           117,899
                                                           ----------------------------------------------
Cash Flows From Investing Activities
    Additions to property, plant and equipment               (44,639)           (31,261)          (29,000)
    Allowance for funds used during construction               1,241                599              (153)
    Net proceeds from sale of assets                             720                504             7,387
    Disposition of property, plant and equipment, net            823                (16)            3,081
                                                           ----------------------------------------------

Net Cash Used in Investing Activities                        (41,855)           (30,174)          (18,685)
                                                           ----------------------------------------------

Cash Flows From Financing Activities
    Short-term bank borrowings, net                           (9,700)             5,000           (55,000)
    Payment on long-term debt                                (44,250)          (100,000)               --
    TCR remittances                                               --             (6,256)          (31,136)
                                                           ----------------------------------------------

Net Cash Used in Financing Activities                        (53,950)          (101,256)          (86,136)
                                                           ----------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents             (12,779)             1,211            13,078

Cash and Cash Equivalents, Beginning of Year                  17,274             16,063             2,985
                                                           ----------------------------------------------

Cash and Cash Equivalents, End of Year                     $   4,495         $   17,274         $  16,063

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Additional cash flow information:
The Company made the following interest and income tax
payments:
    Interest paid                                          $  94,187         $  103,363         $ 106,206
    Income taxes paid                                         10,150              9,708            20,766

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

               Trading is engaged in the sale of natural gas primarily to Florida Power& Light Co., a large electric utility in the state of Florida, to local distribution customers, and to end users, the majority of which are in the State of Florida.

               CESI began operations in February 1996 and provides construction, operations and maintenance services primarily to affiliates and customers of Transmission and Trading.

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

                         CITRUS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)       SIGNIFICANT ACCOUNTING POLICIES (continued)

               DEPRECIATION, AMORTIZATION AND MAINTENANCE POLICIES - Property, Plant and Equipment consists primarily of natural gas pipeline. The Company amortizes that portion of its investment in Transmission and other subsidiaries which is in excess of historical cost (acquisition adjustment) on a straight-line basis at an annual rate of 1.9% based upon the estimated remaining useful life of the pipeline system. Transmission has provided for depreciation of assets on a straight-line basis at an annual composite rate of 1.42%, 1.42% and 1.45% for 1998, 1997 and 1996, respectively. Depreciation rates are based on the estimated useful lives of the individual assets.

               In 1994, Trading entered into an agreement with a major customer, which provides significant future benefits over previous gas sales contracts. The agreement required Trading to make approximately $55 million in deposits on the customers' behalf over sixteen months. Trading is amortizing the total amounts paid on a volumetric basis over the term of the new agreement. Amortization of these payments is included in amortization expense.

               Transmission amortized contract reformation costs based on firm contract quantities and volume deliveries, and FERC-approved recovery rates. Such amortization is included in amortization expense.

               Transmission charges to maintenance the costs of repairs and renewal of items determined to be less than units of property. Costs of replacements and renewals of units of property are capitalized. The original costs of units of property retired are charged to the depreciation reserves, net of salvage and removal costs.

               ACCOUNTING FOR REGULATED OPERATION - The regulated operations of Transmission are subject to the provisions of Statement of Financial Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, Transmission records certain assets and liabilities that result from the effects of the rate-making process that would not be recorded under generally accepted accounting principles for non-regulated entities. The regulated assets and regulatory liabilities of Transmission are primarily classified as Deferred Charges and Deferred Credits, respectively, in the Consolidated Balance Sheets.

               INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

               USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               RECLASSIFICATIONS - Certain amounts in the consolidated financial statements have been reclassified in 1997 and 1996 to conform with the 1998 presentation.

               COMPREHENSIVE INCOME - The Company has not recognized any items of comprehensive income for the year ended December 31, 1998.

                         CITRUS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)       LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

               Long-term debt outstanding at December 31, 1998 and 1997 was as follows (in thousands):

                                                                       1998                1997
                                                                 -----------------   -----------------
           Citrus Corp.
           11.10% Notes due 1998-2006                                    $ 155,750          $  175,000
            8.49% Notes due 2007-2009                                       90,000              90,000
                                                                 -----------------   -----------------
                                                                           245,750             265,000
                                                                 -----------------   -----------------
           Transmission
            9.30% Notes due 1998                                                --              25,000
            8.14% Notes due 1999                                           200,000             200,000
            9.75% Notes due 1999-2008                                       65,000              65,000
            8.63% Notes due 2004                                           250,000             250,000
           10.11% Notes due 2009-2013                                       70,000              70,000
            9.19% Notes due 2005-2024                                      150,000             150,000
                                                                 -----------------   -----------------
                                                                           735,000             760,000
                                                                 -----------------   -----------------
           Total Outstanding                                               980,750           1,025,000
           Less Long-Term Debt Due Within One Year                         225,750              44,250
                                                                 -----------------   -----------------
                                                                         $ 755,000          $  980,750
                                                                 =================   =================

             Annual maturities and sinking fund requirements on long-term debt outstanding as of December 31, 1998 were as follows (in thousands):

                       Year                     Amount
                       ----                     ------
           1999                                    $ 225,750
           2000                                       25,750
           2001                                       25,750
           2002                                       25,750
           2003                                       25,750
           Thereafter                                652,000
                                           -----------------
                                                   $ 980,750
                                           =================

             The Company has a note agreement that contains certain restrictions, which among other things limit the incurrence of additional debt, the sale of assets and the payment of dividends. The agreements relating to Transmission's promissory notes include, among other things, restrictions as to the payment of dividends.

             The Company had no committed lines of credit at December 31, 1998. Transmission has a committed line of credit of $70.0 million, which was available at December 31, 1998, and uncommitted facilities for up to $20.0 million, which were available at December 31, 1998. Transmission had an additional line of credit with Enron of $50 million of which $10.3 million was outstanding with a rate of 5.21% at December 31, 1998, and was repaid on January 4, 1999.

                         CITRUS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)       LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS (continued)

             The Company entered into a series of interest rate swap transactions in 1998. The agreements, which terminate in 1999, hedge changes in interest rates related to a debt issue forecasted for the fourth quarter of 1999. The swaps qualify for hedge accounting and are not reflected in the Company's Consolidated Balance. The aggregate notional amount of the swaps is $160 million. The unrealized loss at December 31, 1998 related to the swaps was $1.2 million. Gains or losses will be recognized over the life of the debt issued. The Company is exposed to credit risk in the event of nonperformance by counterparties. There are no collateral requirements related to the agreements.

(4)       INCOME TAXES

               The principal components of the Company's net deferred income tax liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                         1998               1997
                                                                   ----------------   ----------------
           Deferred income tax assets
             Alternative minimum tax credit                               $  23,230          $  20,360
             Other                                                            8,150              5,588
                                                                   ----------------   ----------------
                                                                             31,380             25,948
                                                                   ----------------   ----------------
           Deferred income tax liabilities
             Depreciation and amortization                                  515,748            492,629
             Contract reformation costs                                      17,611             13,167
             Other                                                            4,606              3,342
                                                                   ----------------   ----------------
                                                                            537,965            509,138
                                                                   ----------------   ----------------
           Net deferred income tax liabilities                            $ 506,585          $ 483,190
                                                                   ================   ================

             Total income tax expense for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):

                                                          1998               1997               1996
                                                    ----------------   ----------------   ----------------
           Payable currently
             Federal                                        $  4,963          $   6,441          $  15,445
             State                                               368              2,398              3,256
                                                    ----------------   ----------------   ----------------
                                                               5,331              8,839             18,701
                                                    ----------------   ----------------   ----------------
           Payment deferred
             Federal                                          19,908             23,300              7,847
             State                                             3,487           (14,679)                692
                                                    ----------------   ----------------   ----------------
                                                              23,395              8,621              8,539
                                                    ----------------   ----------------   ----------------
           Total income tax expense                         $ 28,726          $  17,460          $  27,240
                                                    ================   ================   ================

             The 1997 income tax provision includes benefits of approximately $10 million from the reduction of the deferred income tax liability due to the reevaluation of state tax requirements.

                         CITRUS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)       INCOME TAXES (continued)

             The differences between taxes computed at the U.S. federal statutory rate and the Company's effective tax rate for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                          1998               1997               1996
                                                    ----------------   ----------------   ----------------
           Statutory federal income tax provision           $ 26,145           $ 25,216           $ 24,597
           Net state income taxes                              2,506            (7,983)              2,566
           Other                                                  75                227                 77
                                                    ----------------   ----------------   ----------------
           Income tax expense                               $ 28,726           $ 17,460           $ 27,240
                                                    ================   ================   ================

             The Company has an alternative minimum tax (AMT) credit which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carry-forward period. For financial statement purposes, the Company has recognized the benefit of the AMT credit carry-forward as a reduction of deferred tax liabilities.

(5)       EMPLOYEE BENEFIT PLANS

               The employees of the Company and its subsidiaries are covered under Enron's employee benefit plans. Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. The benefit accrual is in the form of a cash balance of 5% of annual base pay. Pension expenses charged by Enron were immaterial in 1998, 1997 and 1996.

               As of December 31, 1998, the plan net assets for the Enron Plan in which the employees of the Company participate was greater than the actuarial present value of projected plan benefit obligations by approximately $87 million. Included in this amount are assets from a defined benefit plan for an acquired company. The assumed discount rate was 6.75%. The rate of return on plan assets used in determining the actuarial present value of projected plan benefits was 9.0% to 10.5%. The assumed rate of increase in wages was 4.0% to 9.5%.

               The Company accounts for post-retirement benefit costs over the service lives of the employees expected to be eligible to receive such benefits. The Company is amortizing the transition obligation, which existed at January 1, 1993, over a period of approximately 19 years. The Company's net periodic post-retirement benefit cost charged by Enron was $1.4, $1.4 and $1.5 million for 1998, 1997 and 1996, respectively, substantially all of which relates to Transmission and are being recovered through rates. The measurement of the accumulated post-retirement benefit obligation (APBO) assumes a 6.75% discount rate and a health care cost trend rate of 7% in 1998 decreasing to 5% by 2003. The APBO exceeded plan assets by $74 million as of its most recent valuation date of December 31, 1998.

                         CITRUS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)       MAJOR CUSTOMERS

               Revenues from individual customers exceeding 10% of total revenues for the years ended December 31, 1998, 1997 and 1996 were approximately as follows (in millions):

                        Customers                      1998                1997                1996
                        ---------                -----------------   -----------------   -----------------
           Florida Power & Light Company                   $ 283.3             $ 424.1             $ 465.5
           Enron Capital and Trade Resources                  68.8                51.4                19.3

             At December 31, 1998 and 1997, the Company's subsidiaries had receivables of approximately $29.9 and $19.8 million from Florida Power & Light Company and receivables of approximately $6.1 and $6.9 million from Enron Capital and Trade Resources, respectively.

(7)       RELATED PARTY TRANSACTIONS

               The Company incurs certain corporate administrative expenses including employee benefit costs from Enron and its affiliates. The Company was charged approximately $11.9, $11.8 and $11.9 million for these expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

               The Company's subsidiaries provide natural gas sales and transport services to Enron and Sonat affiliates at rates equal to rates charged to non-affiliated customers in the same class of service. Revenues related to these services amounted to approximately $68.9, $51.5 and $19.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's subsidiaries purchased gas from affiliates of Sonat of approximately $73.7, $121.8 and $139.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's subsidiaries also purchased gas from affiliates of Enron of approximately $135.0, $219.1 and $252.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

               The Company had an agreement with an affiliate of Enron in which the affiliate managed the operations of Trading in exchange for a $1.2 million annual fee from November 1, 1993 to October 31, 1997. Effective November 1, 1997, the operations of the contracts held by Trading were divided between affiliates of Enron and Sonat. Additionally, the Enron affiliate made a payment of $20 million in 1997 to Trading to compensate it for lost future business. The fee charged is now based on a volumetric payment of $.005/MMBtu, or approximately 50% of the prior arrangement. Under this agreement, Trading is guaranteed an earnings stream based on all firm long-term contracts in place at November 1, 1997.

(8)       RATE MATTERS

               Transmission has been authorized by the FERC to recover certain transition costs incurred through the reformation of gas purchase contracts related to Transmission's former jurisdictional sales services. Transmission's Order No. 636 restructuring settlement, effective November 1, 1993, allows Transmission to recover 100% of any transition costs from $106 million up to $160 million, and 75% of payments exceeding $160 million. Transmission has no gas purchase contracts with accrued take-or-pay obligations that have not yet been terminated. All transition costs eligible for recovery have been fully recovered.

               Transmission's currently effective rates were established pursuant to a Stipulation and Agreement Settlement ("Rate Case Settlement") which resolved all issues in Transmission's

                         CITRUS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)       RATE MATTERS (continued)

          Section 4 rate filing in FERC Docket No. 96-366. The Rate Case Settlement, approved by FERC Order issued September 24, 1997, provided that Transmission cannot file a general rate case to increase its base tariff rates prior to October 1, 2000 (except in certain limited circumstances) and must file no later than October 1, 2001. The Rate Case Settlement also provided that the rate charged pursuant to Transmission's rate schedule FTS-2 will decrease effective March 1, 1999 and March 1, 2000.

               On December 1, 1998, Transmission filed an application with the FERC to construct 205 miles of pipeline in order to extend the pipeline to Ft. Meyers, Florida and to expand capacity by 272,000 MMBtu/day. Expansion costs are currently estimated at $351 million. Transmission requested that expansion costs be rolled in to the FTS-2 (Phase III Expansion) service. Settlement proceedings with shippers and the FERC are currently ongoing.

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

(10)      CONCENTRATIONS OF CREDIT RISK AND OTHER FINANCIAL INSTRUMENTS

             The Company and its subsidiaries have a concentration of customers in the electric and gas utility industries. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. Credit losses incurred on receivables in these industries compare favorably to losses experienced in the Company's receivable portfolio as a whole. The

                         CITRUS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)      CONCENTRATIONS OF CREDIT RISK AND OTHER FINANCIAL
          INSTRUMENTS (continued)

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

               The carrying amounts and fair value of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                                    1998                                  1997
                                     -----------------------------------   -----------------------------------
                                         Carrying          Estimated           Carrying          Estimated
                                          Amount           Fair Value           Amount           Fair Value
                                     ----------------   ----------------   ----------------   ----------------
           Cash and cash
             equivalents                    $   4,495       $      4,495        $    17,274        $    17,274
           Notes payable to banks                  --                 --             20,000             20,000
           Notes payable to Enron              10,300             10,300                 --                 --
           Long-term debt                     980,750          1,116,250          1,025,000          1,176,389

             The carrying amount of cash and cash equivalents and notes payable reasonably approximate their fair value. The fair value of long-term debt is based upon market quotations of similar debt at interest rates currently available.

(11)      YEAR 2000 PROJECT (UNAUDITED)

               The Company continues to assess and modify its computer systems to ensure they will operate properly in 2000. The Company has not incurred material Year 2000 costs to date, and management anticipates that the costs which will be incurred in the future will not have a material impact on the Company's financial position or results of operations.

(12)      SUBSEQUENT EVENT (UNAUDITED)

               On March 15, 1999, Sonat announced the execution of definitive agreements for a merger with El Paso Energy Corporation. It is expected that the merger will be completed during the third or fourth quarter of 1999, subject to certain required governmental approvals.

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
               OF SONAT INC. FOR THE YEAR ENDED DECEMBER 31, 1998

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

         PAGE                     DESCRIPTION
         I-8                      Map of the Southwestern and Southcentral
                                  United States (Montana, Wyoming, Colorado,
                                  Kansas, New Mexico, Texas, Oklahoma, Arkansas,
                                  Louisiana, Mississippi, and Alabama) generally
                                  showing the gas reserve basins and areas in
                                  which Exploration has significant lease
                                  interest. These leases are described on pages
                                  I-2 through I-5 and in the chart on page I-5.

         I-8                      Map of the Gulf of Mexico, offshore Texas,
                                  Louisiana and Mississippi, showing the
                                  location of leases and seismic data held by Sonat GOM as described on pages I-2 through I-5 and in the chart on page I-6.

         I-18 Map of the Southeastern United States showing the approximate location of Sonat's pipeline systems as described on pages I-11 and I-12, the underground storage facilities of Southern as described on page I-18, and the proposed projects as described on pages I-15 through I-17.

         I-23 Map of the United States showing areas of operations of Sonat Energy Services as described on pages I-20 and I-21.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
                 RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3  (a)    Restated Certificate of Incorporation of Sonat Inc.
          (Restating the Certificate of Incorporation as in effect as of April 28, 1994) filed as Exhibit 3(a) to Form 10-Q of
          Sonat Inc. for the quarter ended March 31, 1994
3  (b)    By-Laws of Sonat Inc. as amended and in effect December 1,
          1995, filed as Exhibit 3-(b) to Form 10-K of Sonat Inc. for the year 1995
               INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
  4.1     Rights Agreement dated as of January 8, 1996, between Sonat
          Inc. and Chemical Mellon Shareholder Services, L.L.C., as
          Rights Agent, with exhibits, and (1) Amendment No. 1 dated as of November 22, 1998, filed as Exhibit 99 to Form 8-A of
          Sonat Inc. dated January 10, 1996, except (1), which was
          filed as Exhibit 4.1 to Form 8-K of Sonat Inc. dated January
          30, 1998
  4.2     Registration Rights Agreement, dated as of January 30, 1998, by and between Sonat Inc., Selim K. Zilkha, Michael Zilkha, the Selim K. Zilkha Trust and the Selim K. Zilkha (1996)
          Annuity Trust, filed as Exhibit 10.1 to Form 8-K of Sonat
          Inc. dated January 30, 1998
  4.3     Form of Indenture dated June 1, 1986, from Sonat Inc. to
          Manufacturers Hanover Trust Company, Trustee, as amended by
          (1) First Supplemental Indenture dated June 1, 1995, between
          Sonat Inc. and Chemical Bank, successor by merger to
          Manufacturers Hanover Trust Company, as Trustee, filed as
          Exhibit 4-(1) to Amendment No. 1 to Registration Statement
          No. 33-5947 dated June 4, 1986, except(1), which was filed as Exhibit 4-(1) to Form 8-K of Sonat Inc. dated June 6,
          1995
  4.4     Specimen Note of Sonat Inc. for the $200 million 6 7/8%
          Notes due June 1, 2005, issued under Registration Statement
          No. 33-62166, filed as Exhibit 4-(2) to Form 8-K of Sonat
          Inc. dated June 6, 1995
  4.5     Specimen Note of Sonat Inc. for the $100 million 9 1/2%
          Notes due August 15, 1999, issued under Registration
          Statement No. 33-5947, filed as Exhibit 4-2(c) to Form 10-K of Sonat Inc. for the year 1996
  4.6     Specimen Note of Sonat Inc. for the $100 million 9% Notes
          due May 1, 2001, issued under Registration Statement No.
          33-5947, filed as Exhibit 4-(2) to Form 8-K of Sonat Inc.
          dated April 30, 1991
  4.7     Specimen Note of Sonat Inc. for the $100 million 6.75% Notes due October 1, 2007, issued under Registration Statement No.
          33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc.
          dated September 25, 1997
  4.8     Specimen Note of Sonat Inc. for the $100 million 6 5/8%
          Notes due February 1, 2008, issued under Registration
          Statement No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat Inc. dated January 27, 1998
  4.9     Specimen Note of Sonat Inc. for the $100 million 7% Notes
          due February 1, 2018, issued under Registration Statement
          No. 33-62166, filed as Exhibit 4-(3) to Form 8-K of Sonat
          Inc. dated January 29, 1998

---------------

(1) Sonat will furnish to requesting security holders any exhibit on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be made in writing and should be addressed to Beverley T. Krannich, Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202.

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
  4.10    Form of Indenture dated June 1, 1987, from Southern Natural
          Gas Company to Manufacturers Hanover Trust Company, Trustee,
          as amended by (1) First Supplemental Indenture, dated as of
          September 30, 1997, between Southern Natural Gas Company and
          The Chase Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company), filed as
          Exhibit 4-(1) to Registration Statement No. 33-47266 of
          Southern Natural Gas Company dated April 16, 1992, except
          (1) which was filed as Exhibit 4-(2) to Form 8-K of Southern
          Natural Gas Company dated September 25, 1997
  4.11    Specimen Note of Southern Natural Gas Company for the $100
          million 8 7/8% Notes due February 15, 2001, issued under
          Registration Statement No. 33-16190, filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated February
          7, 1991
  4.12    Specimen Note of Southern Natural Gas Company for the $100
          million 7.85% Notes due January 15, 2002, issued under
          Registration Statement No. 33-16190, filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated January
          14, 1992
  4.13    Specimen Note of Southern Natural Gas Company for the $100
          million 8 5/8% Notes due May 1, 2002, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4.3(d)
          to Form 10-K of Sonat Inc. for the year 1996
  4.14    Specimen Note of Southern Natural Gas Company for the $100
          million 6.70% Notes due October 1, 2007, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          25, 1997
  4.15    Specimen Note of Southern Natural Gas Company for the $100
          million 6.125% Notes due September 15, 2008, issued under
          Registration Statement No. 333-47959, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          24, 1998
  4.16    $400 Million Note Agreement dated November 3, 1986, between
          Citrus Corp. and the Purchasers named therein, filed as
          Exhibit 4-(5) to Form 10-K of Sonat Inc. for the year 1990
  4.17    Credit Agreement dated as of June 1, 1996, among Sonat Inc., the Banks named therein, and The Chase Manhattan Bank
          (National Association), and Morgan Guaranty Trust Company of
          New York, as Co-Agents, filed as Exhibit 4 to Form 10-Q of
          Sonat Inc. for the quarter ended June 30, 1996
  4.18    Credit Agreement dated as of January 20, 1999, among Sonat
          Inc., the Banks named therein, The Chase Manhattan Bank, as
          Administrative Agent, Bank of America National Trust and
          Savings Association, as Syndication Agent, and SunTrust
          Bank, Atlanta, as Documentation Agent, filed herewith
  4.19    Certificate of Designations of Series A Participating
          Preference Stock of Sonat Inc. dated January 8, 1996, as
          filed with the Secretary of State of the State of Delaware
          January 16, 1996, filed as Exhibit 4.6 to Form 10-K of Sonat
          Inc. for the year 1995
                       COMPENSATION PLANS AND MANAGEMENT CONTRACTS
 10.1     Supplemental Benefit Plan of Sonat Inc. as Amended and
          Restated effective January 1, 1997, filed herewith
 10.2     Executive Award Plan of Sonat Inc. as Amended and Restated
          as of July 23, 1998, filed as Exhibit 10.1 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1998
 10.3     Restricted Stock Plan for Directors of Sonat Inc. (as
          Amended and Restated as of February 26, 1998), filed as
          Exhibit 10.3 to Form 10-K of Sonat Inc. for the year 1997
 10.4     Performance Award Plan of Sonat Inc. effective as of January
          27, 1994, (1) amendment dated December 1, 1995, and (2)
          amendment dated July 23, 1998, filed as Exhibit 10-(7) to
          Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.7 to Form 10-K of Sonat Inc. for the year 1995, and (2), which was filed as Exhibit 10.2 to Form
          10-Q of Sonat Inc. for the quarter ended September 30, 1998

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
 10.5     Cash Bonus Plan of Sonat Inc. effective as of January 27,
          1994, (1) amendment dated December 1, 1995, and (2)
          amendment dated July 23, 1998, filed as Exhibit 10-(8) to
          Form 10-K of Sonat Inc. for the year 1993, except (1), which was filed as Exhibit 10.8 to Form 10-K of Sonat Inc. for the year 1995, and (2), which was filed as Exhibit 10.4 to Form
          10-Q of Sonat Inc. for the quarter ended September 30, 1998
 10.6     Sonat Inc. Retirement Plan for Directors as Amended and
          Restated as of December 2, 1994, and (1) amendment dated
          December 1, 1995, filed as Exhibit 10.9 to Form 10-K of
          Sonat Inc. for the year 1994, except (1), which was filed as
          Exhibit 10.9 to Form 10-K of Sonat Inc. for the year 1995
 10.7     Executive Severance Agreement dated July 23, 1998, between
          Sonat Inc. and Thomas W. Barker, Jr. and schedule
          identifying substantially identical Executive Severance
          Agreements between Sonat Inc. and other parties, filed as
          Exhibit 10.6 to Form 10-Q of Sonat Inc. for the quarter
          ended September 30, 1998
 10.8     Executive Severance Agreement dated July 23, 1998, between
          Sonat Inc. and Ronald L. Kuehn, Jr., filed as Exhibit 10.5 to Form 10-Q of Sonat Inc. for the quarter ended September
          30, 1998
 10.9     Directors' Fees Deferral Plan of Sonat Inc. as Amended and
          Restated as of January 1, 1997, filed as Exhibit 10.9 to
          Form 10-K of Sonat Inc. for the year 1997
 10.10    Indemnity Agreement dated December 4, 1987, between Sonat
          Inc. and Ronald L. Kuehn, Jr. and schedule identifying
          substantially identical indemnity agreements between Sonat
          Inc. and other directors of Sonat Inc. and (1) Indemnity
          Agreement dated September 1, 1994, between Sonat Inc. and
          Adrian M. Tocklin, (2) Indemnity Agreement dated November 1,
          1995, between Sonat Inc. and Max L. Lukens, (3) Indemnity
          Agreement dated January 30, 1998, between Sonat Inc. and
          Michael S. Zilkha, and (4) Indemnity Agreement dated January
          30, 1998, between Sonat Inc. and Selim K. Zilkha, filed as
          Exhibit 10-(11) to Form 10-K of Sonat Inc. for the year
          1992, except (1), which was filed as Exhibit 10.3 to Form
          10-Q of Sonat Inc. for the quarter ended September 30, 1994,
          (2), which was filed as Exhibit 10.12 to Form 10-K of Sonat
          Inc. for the year 1995, and (3) and (4), which were filed as
          Exhibit 10.11 to Form 10-K of Sonat Inc. for the year 1997
 10.11    Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Section 415 Retirement Plan
          Benefits and Vesting Benefits under the Supplemental Benefit
          Plan and Early Retirement Benefits under the Executive
          Severance Agreements, filed as Exhibit 10-(15) to Form 10-K of Sonat Inc. for the year 1991
 10.12    Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Section 415 Stock Purchase Plan
          Benefits under the Supplemental Benefit Plan, filed as
          Exhibit 10-(16) to Form 10-K of Sonat Inc. for the year 1991
 10.13    Trust Agreement dated December 19, 1986, between Sonat Inc.
          and AmSouth Bank N.A. for Benefits under the Retirement Plan for Directors, filed as Exhibit 10-(17) to Form 10-K of
          Sonat Inc. for the year 1991
 10.14    Form of Sonat Inc. Executive Life Insurance Program Split
          Dollar Agreement, Collateral Assignment Agreement, and
          Program Description, each dated as of July 1, 1990, with (1)
          schedule identifying the persons participating in such
          Programs, filed as Exhibit 10-(20) to Form 10-K of Sonat
          Inc. for the year 1990, except (1), which was filed as
          Exhibit 10-15 to Form 10-K of Sonat Inc. for the year 1997
 10.15    Sonat Inc. Deferred Compensation Plan -- Plan Summary dated
          November 1998, filed herewith
                            OTHER MATERIAL CONTRACTS
 10.16    Capital Stock Agreement among Sonat Inc., Enron Corp.,
          Houston Natural Gas Corporation, and Citrus Corp. dated June
          30, 1986, filed as Exhibit 10-(26) to Form 10-K of Sonat
          Inc. for the year 1991

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
 10.17    Agreement and Plan of Merger dated as of March 13, 1999,
          between El Paso Energy Corporation and Sonat Inc., filed as
          Exhibit 2.1 to Form 8-K of Sonat Inc. dated March 15, 1999
 10.18    Form of Certificate of Designation, Preferences and Rights
          of the      % Senior Cumulative Exchangeable Preferred Stock
          of El Paso Energy Corporation (incorporated by reference,
          filed as Exhibit E to Exhibit 2.1 of the Form 8-K of Sonat
          Inc. dated March 15, 1999)
 10.19    El Paso Energy Corporation Stock Option Agreement, dated
          March 13, 1999, filed as Exhibit 99.1 to Form 8-K of Sonat
          Inc. dated March 15, 1999
 10.20    Sonat Inc. Stock Option Agreement, dated March 13, 1999,
          filed as Exhibit 99.2 to Form 8-K of Sonat Inc. dated March
          15, 1999
 10.21    Voting Agreement, dated March 13, 1999, between El Paso
          Corporation and Selim K. Zilkha, in his individual capacity and in his capacity as trustee of the Selim K. Zilkha Trust, and Michael Zilkha, filed as Exhibit 99.3 to Form 8-K of
          Sonat Inc. dated March 15, 1999
 10.22    Voting Agreement, dated March 13, 1999 between El Paso
          Energy Corporation and Ronald L. Kuehn, Jr., filed as
          Exhibit 99.4 to Form 8-K of Sonat Inc. dated March 15, 1999
                                 OTHER EXHIBITS
 12       Computation of Ratio of Earnings to Fixed Charges, filed
          herewith
 21       Subsidiaries of Sonat Inc., filed herewith
 22       Proxy Statement of Sonat Inc. dated as of March 22, 1999,
          which is not to be deemed "filed" as part of this Form 10-K, except to the extent incorporated by reference under Items
          10, 11, 12 and 13 of Part III of this Form 10-K, filed
          herewith
 23.1     Consent of Ernst & Young LLP, Independent Auditors, dated
          March 19, 1999, filed herewith
 23.2     Consent of William M. Cobb, Independent Petroleum Engineers,
          dated March 4, 1999, filed herewith
 23.3     Consent of Ryder Scott Company, Petroleum Engineers, dated
          March 8, 1999, filed herewith
 23.4     Consent of KPMG LLP, Independent Auditors, dated March 19,
          1999, filed herewith
 23.5     Consent of KPMG LLP, Independent Auditors, dated March 19,
          1999, filed herewith
 24       Powers of Attorney authorizing Ronald L. Kuehn, Jr.; Thomas
          W. Barker, Jr.; James E. Moylan, Jr.; William A. Smith; and
          John C. Griffin to sign the Sonat Inc. Annual Report on Form
          10-K for the fiscal year ended December 31, 1998, on behalf of certain directors and officers of the registrant, filed herewith
 27       Financial Data Schedule for the period ended December 31,
          1998, filed herewith, electronically only
 99.1     Report of Ryder Scott Company, Petroleum Engineers, dated
          March 10, 1999, filed herewith
 99.2     Report of William M. Cobb & Associates, Inc. dated January
          14, 1999, filed herewith