Form 10-Q
period 1999-03-31
SONAT INC
filed 1999-05-12
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999

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

                         COMMON STOCK, $1.00 PAR VALUE:

                110,062,591 SHARES OUTSTANDING ON APRIL 30, 1999

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                             Page No.

PART I.           Financial Information

                  Item 1.      Financial Statements

                               Condensed Consolidated Balance Sheets--
                                   (Unaudited)--March 31, 1999 and
                                   December 31, 1998                                                          1

                               Condensed Consolidated Statements of Operations--
                                   (Unaudited)--Three Months Ended
                                   March 31, 1999 and 1998                                                    2

                               Condensed Consolidated Statements of Cash Flows--
                                   (Unaudited)--Three Months Ended
                                   March 31, 1999 and 1998                                                    3

                               Notes to Condensed Consolidated Financial
                                   Statements                                                                 4 - 14


                  Item 2.      Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                                       15 - 28


                  Item 3.      Quantitative and Qualitative Disclosure About
                                   Market Risk                                                               29


PART II.          Other Information


                  Item 4.      Submission of Matters to a Vote of Security Holders                           30

                  Item 5.      Legal Proceedings                                                             30

                  Item 6.      Exhibits and Reports on Form 8-K                                              31

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                           SONAT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31,              December 31,
                                                                                  1999                     1998
                                                                                          (In Thousands)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                      $    5,337                $    7,104
    Notes receivable from affiliates                                                   49,980                    50,359
    Accounts receivable                                                               317,555                   388,075
    Inventories                                                                        45,386                    69,093
    Income tax refund receivable                                                       42,027                     1,714
    Gas imbalance receivables                                                          10,534                     7,673
    Assets from trading activities                                                    148,405                   229,801
    Other                                                                              20,054                    46,690
                                                                                   ----------                ----------
       Total Current Assets                                                           639,278                   800,509
                                                                                   ----------                ----------

Investments in Unconsolidated Affiliates and Other                                    686,648                   671,263
                                                                                   ----------                ----------

Plant, Property and Equipment                                                       8,348,647                 8,425,679
    Less accumulated depreciation, depletion
       and amortization                                                             5,884,407                 5,703,767
                                                                                   ----------                ----------
                                                                                    2,464,240                 2,721,912
                                                                                   ----------                ----------
Deferred Charges and Other:
    Assets from trading activities                                                     17,495                    25,694
    Other                                                                             158,581                   141,716
                                                                                   ----------                ----------
                                                                                      176,076                   167,410
                                                                                   ----------                ----------

Total Assets                                                                       $3,966,242                $4,361,094
                                                                                   ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Long-term debt due within one year                                             $  104,835                $  109,835
    Unsecured notes                                                                   847,938                   720,361
    Accounts payable                                                                  320,082                   401,357
    Accrued income taxes                                                               12,975                    21,700
    Accrued interest                                                                   49,047                    47,864
    Gas imbalance payables                                                             11,023                    11,497
    Liabilities from trading activities                                               124,335                   223,628
    Other                                                                              39,627                    40,357
                                                                                   ----------                ----------
       Total Current Liabilities                                                    1,509,862                 1,576,599
                                                                                   ----------                ----------

Long-Term Debt                                                                      1,098,420                 1,099,484
                                                                                   ----------                ----------

Deferred Credits and Other:
    Deferred income taxes                                                              90,126                   163,964
    Liabilities from trading activities                                                 7,660                    12,564
    Other                                                                             173,353                   179,232
                                                                                   ----------                ----------
                                                                                      271,139                   355,760
                                                                                   ----------                ----------
Commitments and Contingencies

Stockholders' Equity:
    Common stock and other capital                                                    179,157                   180,192
    Retained earnings                                                                 967,599                 1,209,527
                                                                                   ----------                ----------
                                                                                    1,146,756                 1,389,719
    Less treasury stock                                                                59,935                    60,468
                                                                                   ----------                ----------
       Total Stockholders' Equity                                                   1,086,821                 1,329,251
                                                                                   ----------                ----------

Total Liabilities and Stockholders' Equity                                         $3,966,242                $4,361,094
                                                                                   ==========                ==========


                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                   1999                      1998*
                                                                                              (In Thousands, Except
                                                                                                Per-Share Amounts)

Revenues                                                                           $  773,740                $1,109,143
                                                                                   ----------                ----------

Costs and Expenses:
    Natural gas cost                                                                  487,915                   763,483
    Electric power cost                                                                76,002                    65,191
    Operating and maintenance                                                          39,682                    40,484
    General and administrative                                                         37,244                    30,146
    Depreciation, depletion and amortization                                           75,325                    97,069
    Ceiling test charges                                                              351,500                    39,692
    Taxes, other than income                                                           11,966                    13,604
                                                                                   ----------                ----------
                                                                                    1,079,634                 1,049,669
                                                                                   ----------                ----------

Operating Income (Loss)                                                              (305,894)                   59,474
                                                                                   ----------                ----------

Other Income (Loss), Net:
    Equity in earnings of
       unconsolidated affiliates                                                        7,719                     9,653
    Minority interest                                                                  (1,344)                     (542)
    Other income, net                                                                   2,156                       713
                                                                                   ----------                ----------
                                                                                        8,531                     9,824
                                                                                   ----------                ----------

Earnings (Loss) Before Interest and Taxes                                            (297,363)                   69,298
                                                                                   ----------                ----------

Interest:
    Interest income                                                                     1,939                     2,200
    Interest expense                                                                  (35,307)                  (32,130)
    Interest capitalized                                                                3,420                     1,424
                                                                                   ----------                ----------
                                                                                      (29,948)                  (28,506)
                                                                                   ----------                ----------

Income (Loss) Before Income Taxes                                                    (327,311)                   40,792

Income Tax Expense (Benefit)                                                         (115,095)                   12,842
                                                                                   ----------                ----------

Net Income (Loss)                                                                  $ (212,216)               $   27,950
                                                                                   ==========                ==========

Earnings (Loss) Per Share of Common Stock                                          $    (1.93)               $      .25
                                                                                   ==========                ==========

Earnings (Loss) Per Share of Common Stock-
    Assuming Dilution                                                              $    (1.93)               $      .25
                                                                                   ==========                ==========

Weighted Average Shares Outstanding                                                   110,046                   109,966
                                                                                   ==========                ==========

Weighted Average Shares Outstanding-
    Assuming Dilution                                                                 110,046                   111,134
                                                                                   ==========                ==========

Cash Dividends Paid Per Share                                                      $      .27                $      .27
                                                                                   ==========                ==========


*Restated, see Note 1
                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                  1999                       1998*
                                                                                           (In Thousands)
Cash Flows from Operating Activities:
    Net income (loss)                                                               $(212,216)                $  27,950
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation, depletion and amortization,
              including ceiling test charges                                          426,825                   136,761
          Deferred income taxes                                                       (73,838)                   78,003
          Equity in earnings of unconsolidated
              affiliates, less distributions                                           (6,861)                   (7,406)
          Reserves for regulatory matters                                                 194                    (4,046)
          Gas supply realignment costs                                                 (1,832)                      353
          Change in:
              Accounts receivable                                                      70,487                   127,656
              Inventories                                                              23,707                    20,132
              Accounts payable                                                        (81,281)                 (100,200)
              Accrued interest and income taxes, net                                  (47,856)                  (63,247)
              Accrued long-term compensation                                             -                      (73,799)
              Other current assets and liabilities                                     22,611                   (26,314)
              Net change from trading activities                                      (14,603)                   (2,052)
          Net change in restricted cash                                                  -                      115,956
          Other, net                                                                  (29,563)                    8,918
                                                                                    ---------                 ---------

              Net cash provided by operating activities                                75,774                   238,665
                                                                                    ---------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (139,628)                 (299,971)
    Disposal of assets                                                                (23,086)                    1,109
    Investments in unconsolidated affiliates and
       other                                                                           (6,822)                   (7,575)
                                                                                    ---------                 ---------

              Net cash used in investing activities                                  (169,536)                 (306,437)
                                                                                    ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                             -                      400,000
    Payments of long-term debt                                                         (6,064)                 (535,851)
    Changes in short-term borrowings                                                  127,577                   216,997
                                                                                    ---------                 ---------
       Net changes in debt                                                            121,513                    81,146
    Dividends paid                                                                    (29,712)                  (29,689)
    Treasury stock purchases                                                             -                         (100)
    Other equity                                                                          194                     2,530
                                                                                    ---------                 ---------

              Net cash provided by financing activities                                91,995                    53,887
                                                                                    ---------                 ---------

Net Decrease in Cash and Cash Equivalents                                              (1,767)                  (13,885)

Cash and Cash Equivalents at Beginning of Year                                          7,104                    27,278
                                                                                    ---------                 ---------

Cash and Cash Equivalents at End of Period                                          $   5,337                 $  13,393
                                                                                    =========                 =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $  26,405                 $  25,187
    Income taxes paid, net                                                              7,106                     2,129


*Restated, see Note 1
                             See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying condensed consolidated financial statements of Sonat Inc. (Sonat) and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments including those of a normal recurring nature have been made that are necessary for a fair presentation of the results of operations for the interim periods presented herein.

         The 1998 period has been restated for a change to the full cost method of accounting for the Company's oil and gas operations. Certain other amounts in the 1998 condensed consolidated financial statements and notes have been reclassified to conform with the 1999 presentation.

2.       Proposed Merger

         On March 13, 1999, Sonat and El Paso Energy Corporation (El Paso) entered into an Agreement and Plan of Merger, as amended (the Merger Agreement), providing for, among other things, the merger of El Paso and the Company. Under the terms of the Merger Agreement, the Company's stockholders will receive one share of El Paso common stock (El Paso Common Stock), for each share of common stock of the Company (Company Common Stock), they own. The merger is subject to certain customary conditions, including, among others, approval by the stockholders of the Company and receipt of certain required government approvals. In the event El Paso stockholder approval for the issuance of El Paso Common Stock in the merger is not obtained, El Paso has agreed to issue an amount of El Paso Common Stock not to exceed, in the aggregate, 19.9 percent of the outstanding El Paso Common Stock, with the balance of the merger consideration to be paid in the form of depositary shares representing interests in shares of a new series of non-convertible long-term preferred stock (the Preferred Stock). The Preferred Stock will bear a dividend rate designed to cause the Preferred Stock to have an initial trading value, when fully distributed, equal to the greater of $32 or the value of the El Paso Common Stock as of the time of the Company's shareholder vote, subject to a cap of $44.50. The Preferred Stock will be redeemable in 21 years and will not be convertible.

         In connection with the Merger Agreement, on March 13, 1999, the Company and El Paso also entered into cross option agreements, pursuant to which, among other things, (i) El Paso has been granted an option to purchase up to 19.9 percent of the Company's Common Stock, exercisable if the Merger Agreement is terminated under certain circumstances as set forth therein and (ii) the Company has been granted an option to purchase up to 19.9 percent of the El Paso Common Stock, exercisable if the Merger Agreement is terminated under certain circumstances as set forth therein.

3.       Trading Activities and Derivative Financial Instruments

Derivative Commodity Instruments Held or Issued for Trading Purposes

         The Company maintains active trading positions in energy commodity futures, swap and option contracts. The Company manages its trading positions with strict policies and procedures and limits its risk to changes in the value of its outstanding positions through the use of policy limits on portfolio Value-at-Risk, the establishment of offsetting positions, and other methods. The trading operation also enters into natural gas and electricity commodity purchase and sale commitments. These activities constitute its trading business and are essential to provide customers with market products at competitive prices.

         At March 31, 1999, the Company's trading portfolio had outstanding energy commodity futures, swaps and options. In the table below, buys of swaps represent either 1) payment of fixed price and receipt of NYMEX or index; or 2) payment of NYMEX or index and receipt of index. The absolute notional volumes and terms are:

                                                                       Notional Volume                 Maximum
Commodity                                                            Buy             Sell               Term
---------                                                            ---             ----            -------
Natural Gas (TBtu)                                                  1,180            1,236            60 months
Crude Oil (Thousands of Barrels)                                    5,640            2,310            60 months
Electricity (Thousands of MWh)                                        240              135             2 months

         The 60-month term deals begin in 2002 and end in 2006.

         The  amounts   disclosed  in  the   following   table   represent   the
end-of-period fair value and the average fair value of the trading portfolio.

                                                            Fair Value              Average Fair Value
                                                         (Carrying Amount)         for the Three Months
                                                           as of 3/31/99               Ended 3/31/99
                                                                        (In Thousands)

         Assets                                                $165,900                 $229,525
         Liabilities                                            131,995                  198,452

         Net trading gains for the first quarter of 1999 are $14.8 million.

Derivative Commodity Instruments Held or Issued for Purposes Other Than Trading

     In certain cases, derivative positions are taken specifically to mitigate market price risk associated with significant physical transactions and are accounted for using hedge accounting provided they meet hedge accounting criteria. Sonat Exploration Company hedges a portion of its production by entering into intercompany swaps with Sonat Marketing Company L.P. (Sonat Marketing). The exposure that Sonat Marketing assumes from Sonat Exploration is then hedged by entering into derivative instruments with third parties. Sonat Marketing also hedges third-party purchases and sales by entering into commodity futures, swaps and options.

3.       Trading Activities and Derivative Financial Instruments (Cont'd)

         At March 31, 1999, the Company had outstanding energy commodity futures, swaps and options for purposes other than trading. In the table below, buys of swaps represent either 1) payment of fixed price and receipt of NYMEX or index; or 2) payment of NYMEX or index and receipt of index. The absolute notional volumes and terms are:

                                                                       Notional Volume                 Maximum
Commodity                                                            Buy             Sell               Term
Natural Gas (TBtu)                                                    41               88             21 months

         The deals end in 2000.

         The information in the following table represents the fair value, as of March 31, 1999, of outstanding financial derivative positions held for purposes other than trading. Not included are the related physical positions that these derivative positions hedge.
                                                            Fair Value
                                                          (In Thousands)
         Natural Gas:
              Futures                                         $    183
              Swaps                                            (11,525)

         Deferred amounts on open futures positions will mature through 2000.

Credit Risk from Derivative Activities

         NYMEX traded futures are guaranteed by the NYMEX and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. The Company has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. The credit risk resulting from in-the-money swaps is monitored on a regular basis against established collateralization limits and credit limits established by the Company. Due to changes in market conditions, the market value of swaps and options and the associated credit exposure with the counterparties can change significantly. At March 31, 1999, the market value of the Company's in-the-money swaps and options was $19.3 million, and one counterparty posted collateral in the amount of $.2 million. Reserves for credit risk are established as necessary.

4.       Unconsolidated Affiliates

         The following table presents the components of equity in earnings of unconsolidated affiliates:

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1999                   1998
                                                                                           (In Thousands)
Company's Share of Reported Earnings (Losses):

    Exploration and Production                                                        $   102                $  144
                                                                                      -------                ------

    Natural Gas Transmission:
       Citrus Corp.                                                                     6,261                 4,511
       Amortization of Citrus basis difference                                            346                   346
       Bear Creek Storage                                                               2,763                 2,089
       Destin Pipeline                                                                   (377)                2,060
       Other                                                                               39                   (24)
                                                                                      -------                ------
                                                                                        9,032                 8,982
                                                                                      -------                ------

    Energy Services                                                                    (1,835)                  225
                                                                                      -------                ------

    Other                                                                                 420                   302
                                                                                      -------                ------

                                                                                      $ 7,719                $9,653
                                                                                      =======                ======

         Natural Gas Transmission Affiliates - Sonat owns 50 percent of Citrus Corp. (Citrus), the parent company of Florida Gas Transmission Company. Southern Natural Gas Company (Southern) owns a one-third interest in Destin Pipeline Company, L.L.C. (Destin) and a subsidiary of Southern owns 50 percent of Bear Creek Storage Company (Bear Creek).

         The following is summarized income statement information for Citrus:

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1999                  1998
                                                                                           (In Thousands)

    Revenues                                                                         $147,456              $133,581
    Expenses:
       Natural gas cost                                                                69,624                58,614
       Operating expenses                                                              23,530                23,987
       Depreciation and amortization                                                   12,812                12,722
       Interest and other                                                              21,030                23,420
       Income taxes                                                                     7,938                 5,816
                                                                                     --------              --------

    Income Reported                                                                  $ 12,522              $  9,022
                                                                                     ========              ========

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1999                   1998
                                                                                           (In Thousands)

    Revenues                                                                           $9,083                $9,029
    Expenses:
       Operating expenses                                                               1,211                 2,301
       Depreciation                                                                     1,362                 1,359
       Other expenses, net                                                                985                 1,192
                                                                                       ------                ------

    Income Reported                                                                    $5,525                $4,177
                                                                                       ======                ======

         The following is summarized results of operations for Destin. No provision for income taxes has been included since its income taxes are paid directly by joint venture participants.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1999                   1998
                                                                                           (In Thousands)

    Revenues                                                                          $ 3,833               $ 1,872
    Expenses:
       Operating expenses                                                               1,625                  -
       Depreciation and amortization                                                    1,586                  -
       Interest and other                                                               1,755                (4,307)
                                                                                      -------               -------

    Income (Loss) Reported                                                            $(1,133)              $ 6,179
                                                                                      =======               =======

5.       Debt and Lines of Credit

         Long-Term Debt and Lines of Credit - At March 31, 1999, Sonat had a bank revolving credit agreement that provided for periodic borrowings and repayments of up to $500.0 million through June 30, 2001. Borrowings are supported by unsecured promissory notes that, at the option of the Company, will bear interest at the banks' prevailing prime or international lending rate, or such rates as the banks may competitively bid. During the first quarter of 1999, there were no borrowings or repayments under the revolving credit agreement, resulting in no balance outstanding at March 31, 1999.

5.       Debt and Lines of Credit (Cont'd)

         Unsecured Notes - Loans under all short-term credit facilities are for a duration of less than three months.

         At March 31, 1999, Sonat had short-term lines of credit of $400.0 million available through January 18, 2000. Southern had short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1999, Sonat had $24.1 million outstanding under its agreement at a rate of 5.25 percent. No amounts were outstanding under Southern's agreement.

         In mid April 1999, Sonat completed a new 364-day $900.0 million revolving credit facility with 13 banks. In connection with this new credit facility, the Company terminated its $500.0 million revolving credit agreement and its $400.0 million lines of credit.

         Sonat had $588.9 million in commercial paper outstanding at an average rate of 5.10 percent at March 31, 1999. In addition, Sonat had $235 million of short-term notes borrowed from a bank at an average rate of 5.29 percent at March 31, 1999.

6.       Rate Matters and Contingencies

         Periodically, Southern makes general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and makes refunds upon establishment of the final rates. At March 31, 1999, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore is not being collected subject to refund.

7.       Comprehensive Income (Loss)

         Comprehensive income (loss), net of related tax, is as follows:

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                    1999                    1998
                                                                                          (In Thousands)
Net Income (Loss)                                                                   $(212,216)              $27,950
Unrealized Gains (Loss) on Securities                                                     (64)                1,274
Reclassification Adjustment                                                            (1,162)                   (9)
                                                                                    ---------               -------
Comprehensive Income (Loss)                                                         $(213,442)              $29,215
                                                                                    =========               =======

         Common Stock and Other Capital in the Condensed Consolidated Balance Sheets includes $.4 million at March 31, 1999, and $1.6 million at December 31, 1998, related to other comprehensive income, which is comprised of unrealized gains on securities.

8.       Segment Information

         The Company's consolidated financial statements reflect operations in three segments: Exploration and Production, Natural Gas Transmission and Energy Services. The Company's revenues and earnings before interest and taxes (EBIT) by business segment are shown in the following tables.

                                                                    Three Months Ended March 31, 1999
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                 $  19,071              $94,023          $661,845       $(1,199)         $773,740

Intersegment Revenues                     72,620                6,680              -           14,554            93,854

Earnings (Loss) Before
    Interest and Taxes                  (350,302)              56,182            (1,592)       (1,651)         (297,363)
                                       ================================================================================


                                                                    Three Months Ended March 31, 1998
                                      Exploration            Natural
                                          and                  Gas             Energy
                                      Production          Transmission        Services         Other            Total
                                                                       (In Thousands)
Revenues from
    External Customers                   $79,798              $95,604          $937,055       $(3,314)       $1,109,143

Intersegment Revenues                     82,064                9,897              -           15,689           107,650

Earnings (Loss) Before
    Interest and Taxes                    (2,445)              68,915               836         1,992            69,298
                                         ==============================================================================

         The following table reconciles the total of the Company's reportable segments' EBIT to the Company's consolidated income before income taxes.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1999                   1998
                                                                                           (In Thousands)
Total Earnings (Loss) Before Interest and
    Taxes for Reportable Segments                                                   $(295,712)             $ 67,306
Other Earnings (Loss) Before Interest and Taxes                                        (1,651)                1,992
Interest Income                                                                         1,939                 2,200
Interest Expense                                                                      (35,307)              (32,130)
Interest Capitalized                                                                    3,420                 1,424
                                                                                    ---------              --------

Income (Loss) Before Income Taxes                                                   $(327,311)             $ 40,792
                                                                                    =========              ========

         Assets for the Company's three segments are as follows:

                                                                                 March 31,            December 31,
                                                                                   1999                   1998
                                                                                          (In Thousands)
         Assets by Segment
             Exploration and Production                                            $1,388,912            $1,635,597
             Natural Gas Transmission                                               1,990,821             1,961,994
             Energy Services                                                          618,610               762,547

9.       Earnings Per Share

         The calculation of diluted earnings per share differs from that of basic earnings per share due to the denominator for the diluted calculation including common stock equivalents applicable to outstanding stock options.

         The following table presents the computation of basic and diluted earnings (loss) per share of common stock:

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                     1999                   1998
                                                                                        (In Thousands, Except
                                                                                         Per-Share Amounts)
Numerator:
    Net income (loss)                                                               $(212,216)             $ 27,950
                                                                                    =========              ========

Denominator:

    Denominator for Basic Earnings Per Share:

    Weighted average number of shares of common
       stock outstanding                                                              110,046               109,966

    Effect of Dilutive Securities:

    Common stock equivalents applicable to
       outstanding stock options                                                           (a)                1,168
                                                                                    ---------              --------

    Denominator for Diluted Earnings Per Share:

    Adjusted weighted average shares using
       treasury stock method for assumed conversions                                  110,046               111,134
                                                                                    =========              ========


Earnings (Loss) Per Share of Common Stock                                           $   (1.93)            $    .25
                                                                                    =========             ========

Earnings (Loss) Per Share of Common Stock-
    Assuming Dilution                                                               $   (1.93)            $    .25
                                                                                    =========             ========

(a) The addition of 229,000 potential common shares for the three-month period of 1999 would be antidilutive in the computation of diluted earnings per share, and are therefore not included.

10.      Subsequent Event

         AGL Resources, Inc. (AGL) has exercised its right under the agreement governing the Sonat Marketing joint venture to put its 35 percent interest to Sonat. Under the terms of the agreement, the Company is required to repurchase AGL's interest at the greater of fair market value or a formula price. The Company has exercised its right under the agreement governing the Sonat Power Marketing joint venture to purchase the remaining 35 percent interest in Sonat Power Marketing held by a subsidiary of AGL. The purchase price will be at fair market value. The Company's ability to exercise its right arose when AGL notified Sonat that AGL was exercising its right to sell its 35 percent interest in the Sonat Marketing joint venture to Sonat.

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

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                      1999                    1998
                                                                                        (In Millions, Except
                                                                                         Per-Share Amounts)
Earnings (Loss) Before Interest and Taxes:
    Exploration and production                                                     $(350.3)               $ (2.4)
    Natural gas transmission                                                          56.2                  68.9
    Energy services                                                                   (1.6)                   .8
    Other                                                                             (1.7)                  2.0
                                                                                   -------                ------
                                                                                    (297.4)                 69.3

Adjustment for Unusual Item:
    Exploration and production
       Ceiling test charges                                                         (351.5)                (39.7)
                                                                                   -------                ------
Earnings Before Interest and Taxes Excluding
    Unusual Item                                                                   $  54.1                $109.0
                                                                                   =======                ======

Net Income (Loss) As Reported                                                      $(212.2)               $ 28.0
Adjustment for Unusual Item:
    Exploration and production
       Ceiling test charges                                                         (228.5)                (25.8)
                                                                                   -------                ------
Net Income Excluding Unusual Item                                                  $  16.3                $ 53.8
                                                                                   =======                ======

Earnings (Loss) Per Share-Assuming Dilution                                        $ (1.93)               $  .25
                                                                                   =======                ======

Earnings Per Share-Assuming Dilution
    Excluding Unusual Items                                                        $   .15                $  .48
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

         During the first quarter of 1999, Sonat Exploration has been successful on two of the five exploratory wells that it drilled in the Gulf of Mexico and currently has three wells drilling in the Gulf. Onshore, Sonat Exploration has been successful on three of the seven exploratory wells that it has drilled this year. In the March Federal Lease Sale 172, Sonat Exploration was the successful bidder on 22 offshore tracts at a total cost of approximately $6 million.

         PennzEnergy Company, an unaffiliated company (PennzEnergy), and Sonat Exploration recently announced that they have formed a joint venture for coalbed methane development at the 700,000-acre Vermejo Park Ranch in northeast New Mexico. Under the terms of the definitive joint venture agreement, Sonat Exploration will pay up to $10 million in cash and fund a substantial development program to earn a 36-year lease covering part of PennzEnergy's mineral interest in Vermejo Park Ranch and adjacent holdings. PennzEnergy will initially participate with a 25-percent working interest in the venture, and will increase its working interest incrementally to 50 percent as the project reaches defined milestones. In addition to its working interest, PennzEnergy will retain a 25-percent royalty in its lease to Sonat Exploration. The landowner has waived its preferential rights in exchange for an increase in its royalty. The closing of this transaction has been set for May, 1999.

         In 1999 PennzEnergy and Sonat Exploration expect to drill a minimum of 35 wells. Plans call for drilling 80 wells in 2000 and 150 wells each year thereafter. Reserves associated with the joint venture properties are estimated to exceed one Tcf of coalbed methane. To accommodate near-term gas sales generated by the development program, Sonat Exploration has agreed to construct at its own expense during 1999 a gathering line north from Vermejo Park Ranch to interconnect with a regional transportation pipeline. Longer-term plans call for Sonat Exploration to arrange for transportation on a newly constructed natural gas pipeline that will connect to the national pipeline grid. Sonat Exploration has an option to discontinue participation in the joint venture beyond September 1, 2000. In that event, however, Sonat Exploration's interest in the project, including any related improvements made, would be assigned to PennzEnergy at no cost.

         In April 1999, Sonat Exploration sold its interest in certain West Texas properties for approximately $42 million.

EXPLORATION AND PRODUCTION OPERATIONS

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1999                      1998
                                                                                            (In Millions)
Revenues:                                                                         $  91.7                   $161.9
                                                                                  -------                   ------

Costs and Expenses:
    Operating and maintenance                                                        17.5                     19.4
    General and administrative                                                        8.9                      9.1
    Depreciation, depletion and
       amortization                                                                  57.9                     88.9
    Ceiling test charges                                                            351.5                     39.7
    Taxes and other                                                                   6.2                      7.4
                                                                                  -------                   ------
                                                                                    442.0                    164.5
                                                                                  -------                   ------
Operating Loss                                                                     (350.3)                    (2.6)
Other Income                                                                           -                        .2
                                                                                  -------                   ------

Loss Before Interest and Taxes                                                    $(350.3)                  $ (2.4)
                                                                                  =======                   ======


Net Sales Volumes:
    Gas (Bcf)                                                                          46                       63
    Oil and condensate (MBbls)                                                      1,258                    1,950
    Natural gas liquids (MBbls)                                                       201                      584
------------------------------------------------------------------------------------------------------------------

Average Sales Prices:
    Gas ($/Mcf)                                                                    $ 1.66                   $ 2.01
    Oil and condensate ($/Bbl)                                                      11.04                    14.76
    Natural gas liquids ($/Bbl)                                                      7.29                     9.73
------------------------------------------------------------------------------------------------------------------



First Quarter 1999 to First Quarter 1998 Analysis

         EBIT decreased $36.1 million after excluding ceiling test charges of $351.5 million and $39.7 million in the 1999 and 1998 periods, respectively, primarily due to lower revenues from lower production volumes and energy prices, partly offset by lower costs and expenses. Production volumes decreased approximately 18 billion cubic feet equivalent due to property sales in 1998.

         Natural gas and oil and condensate production decreased 27 percent and 35 percent, respectively, from the first quarter of 1998 primarily due to property sales in 1998. Average realized natural gas prices decreased 17 percent to $1.66 per thousand cubic feet (Mcf) from $2.01 per Mcf in the first quarter of 1998. Realized oil and condensate prices decreased 25 percent to an average of $11.04 per barrel from $14.76 per barrel in the 1998 period.

         Costs and expenses were $34.3 million lower than the prior period after excluding the ceiling test charges discussed earlier. Depreciation, depletion and amortization expense decreased 35 percent due to lower production and a lower amortization rate ($1.06 for the 1999 period compared to $1.13 for the 1998 period).

Hedging Activities

         Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production, which it sells in the spot market. (See Market Risk and Note 3 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions offset the changes in revenue recognized on the sale of the commodity. Natural gas revenues increased by $.8 million and $1.2 million in the 1999 and 1998 periods, respectively, as a result of hedging activities. There were no oil hedging activities reflected in either period.

         A portion of Sonat Exploration's future gas production is hedged through the year 2012. Sonat Exploration's hedged gas production at March 31, 1999 is as follows:

                                                                   Weighted
                                                                    Average
                                          Volumes                    Price
                                           (Bcf)                   (per Mcf)
Remainder of 1999                          60.6                      $2.06
2000                                       52.0                       2.16
2001                                        4.4                       2.30
2002                                        4.4                       2.34
2003-2012                                  41.4                       3.39
--------------------------------------------------------------------------
                                          162.8                      $2.45
==========================================================================


NATURAL GAS TRANSMISSION

         The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern) and Citrus Corp. (a 50 percent-owned company). Southern and Citrus Corp. (Citrus) are actively pursuing opportunities to expand their pipeline systems in their traditional market areas and to connect new gas supplies.

         Units of Shell Oil Company (Shell) and BP Amoco Corporation (BP Amoco) are equal partners with Southern in the ownership of Destin Pipeline Company L.L.C. (Destin). Destin owns a 223-mile, 1 billion cubic feet per day interstate pipeline system that transports natural gas from the growing eastern Gulf of Mexico production area, which was placed fully in service in March 1999. An additional 31-mile extension is scheduled to go in service in the second quarter of 1999.

         Construction is progressing on Southern's expansion project to North Alabama. The 122-mile, 78 million-cubic-foot-per-day expansion is expected to be in service early in 2000.

         On March 3, 1999, Carolina Power & Light Company (CP&L) and Southern announced plans to form a 50/50 joint venture to construct, own, and operate a 180-mile, 30-inch, natural gas pipeline from the terminus of Southern's pipeline system in Aiken, South Carolina, to an interconnect with North Carolina Natural Gas Corporation's pipeline system in Robeson County, North Carolina. The new Palmetto Interstate Pipeline (Palmetto) will provide a significant interstate natural gas pipeline connection in eastern North Carolina.

         Palmetto has a planned initial capacity of 200 million to 300 million cubic feet of natural gas per day and will be expanded to accommodate future growth. CP&L plans to subscribe for a substantial portion of the capacity in Palmetto to fuel new electric generation being developed for its customers in the Carolinas, with the remainder to be used to increase the region's natural gas availability. An open season began April 1, 1999, for customers to subscribe to firm capacity on the pipeline and will conclude on May 31, 1999. Depending upon the resulting firm subscription, the capital cost for Palmetto is expected to be $200 million to $250 million.

         The proposed schedule calls for the new pipeline to be operational in April 2002. Construction is scheduled to begin in the summer of 2001, following the completion of engineering and environmental preparation and federal and state permitting. The exact route of the pipeline has not yet been determined. A detailed environmental analysis is under way to establish the most environmentally sound path.

         As part of the project Southern expects to undertake a major expansion of its existing interstate pipeline system, consisting of extensive pipeline looping and additional compression at points from Mississippi to Aiken. The extent of Southern's pipeline expansion will depend on capacity requirements and the extent, if any, of existing capacity turned back by existing customers in an open season for turnback expected to occur in the second or third quarter of 1999. The maximum costs expected to be incurred by Southern for its expansion are estimated at $430 million. This expansion will provide significant rate and operational benefits to Southern's existing customers.

         The construction of Palmetto and expansion of the Southern system require approval by the FERC as well as other federal and state agencies and is likely to be challenged on both environmental grounds and economic grounds by certain of its competitors, environmental groups, or landowners. Construction is also subject to execution of definitive agreements between CP&L and Southern.

SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1999                      1998
                                                                                            (In Millions)
Revenues:
    Market transportation and storage                                              $ 86.2                   $ 83.5
    Supply transportation                                                            10.4                     11.6
    Other                                                                             4.1                     10.4
                                                                                   ------                   ------
       Total Revenues                                                               100.7                    105.5
                                                                                   ------                   ------

Costs and Expenses:
    Operating and maintenance                                                        19.5                     19.6
    General and administrative                                                       15.6                     15.5
    Depreciation and amortization                                                    14.0                      5.5
    Taxes, other than income                                                          6.0                      5.3
                                                                                   ------                   ------
                                                                                     55.1                     45.9
                                                                                   ------                   ------
Operating Income                                                                     45.6                     59.6
                                                                                   ------                   ------
Other Income:
    Equity in earnings of
       unconsolidated affiliates                                                      2.4                      4.1
    Other                                                                             1.9                       .7
                                                                                   ------                   ------
                                                                                      4.3                      4.8
                                                                                   ------                   ------

Earnings Before Interest and Taxes                                                 $ 49.9                   $ 64.4
                                                                                   ======                   ======

                                                                                        (Billion Cubic Feet)
Volumes:
    Market transportation                                                             177                      185
    Supply transportation                                                              89                       95
                                                                                   ------                   ------
       Total Volumes                                                                  266                      280
                                                                                   ======                   ======


CITRUS CORP.
                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1999                      1998
                                                                                            (In Millions)
Equity in Earnings of
    Citrus Corp.                                                                   $  6.6                   $  4.9
                                                                                   ======                   ======

                                                                                        (Billion Cubic Feet)
Florida Gas Volumes (100%):
    Market transportation                                                              92                       95
    Supply transportation                                                              13                        7
                                                                                   ------                   ------
       Total Volumes                                                                  105                      102
                                                                                   ======                   ======

First Quarter 1999 to First Quarter 1998 Analysis

         Southern Natural Gas - EBIT for the first quarter of 1999 decreased $14.5 million compared with the prior year. The decrease was primarily due to a $7.0 million pretax adjustment of the salvage value on certain fixed assets in the 1998 period and higher depreciation expense as a result of higher plant balances in 1999. The 1998 period also includes the recognition of a royalty reserve reversal of $4.2 million. Partially offsetting the decrease was the effect of higher market transportation revenues due to recent expansions.

         Supply transportation revenues declined due to lower volumes at Sea Robin Pipeline Company. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of a high allowance for funds used during construction (AFUDC) capitalized in the 1998 period. Other income increased due to higher AFUDC equity and the sale of certain facilities.

         Citrus - Equity in earnings of Citrus increased $1.7 million to $6.6 million. The increase is primarily due to lower ad valorem taxes, recognition of credits on a gas supply agreement, higher prices for transportation capacity held by Citrus Trading, and lower interest expense, partly offset by higher operating expenses and an adjustment to revenues to reflect actual refunds made for a rate case settlement recorded in 1998.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of its restructuring pursuant to FERC directives in past years, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, the net of gas sales revenues and natural gas cost are included in other revenue.

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

ENERGY SERVICES

         Sonat Energy Services, through its majority-owned subsidiaries, Sonat Marketing and Sonat Power Marketing L.P. (Sonat Power Marketing), conducts marketing activities in the natural gas and electric industries, respectively. Sonat Marketing purchases and resells substantially all of Sonat Exploration's natural gas production, as well as purchasing and reselling gas for other customers. Sonat Power Marketing has executed electric power purchase, sales and transmission agreements with numerous companies and is focused on expanding its wholesale electric marketing business. Both of these subsidiaries use derivative instruments. (See Market Risk and Notes 3 and 10 of the Notes to Condensed Consolidated Financial Statements).

ENERGY SERVICES

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1999                      1998
                                                                                            (In Millions)

Revenues                                                                           $661.8                   $937.1
                                                                                   ======                   ======

Operating Margin                                                                   $ 17.4                   $ 13.1
                                                                                   ======                   ======

Operating Income                                                                   $  3.1                   $  1.1
                                                                                   ======                   ======

Earnings (Loss) Before Interest and Taxes                                          $ (1.6)                  $  0.8
                                                                                   ======                   ======

                                                                                        (Billion Cubic Feet)

Sonat Marketing Gas Sales Volumes (100%)                                              290                      360
                                                                                   ======                   ======

                                                                                    (Thousands of Megawatt Hours)

Sonat Power Marketing Sales Volumes (100%)                                          3,009                    3,170
                                                                                   ======                   ======

                                                                                        (Billion Cubic Feet)
Financial Volumes Notional Settlements
    Third Parties-Natural Gas                                                       1,875                      628
                                                                                   ======                   ======


First Quarter 1999 to First Quarter 1998 Analysis

         EBIT for the first quarter of 1999 was a loss of $1.6 million compared with income of $.8 million in 1998 primarily due to lower margins at Sonat Marketing and lower other income, partially offset by higher margins at Sonat Power Marketing. Sonat Marketing's physical sales volumes were lower in 1999 compared to 1998. However, notional volumes from natural gas derivative settlements increased significantly in 1999 compared to 1998, reflecting an increase in Sonat Marketing's financial transactions on behalf of customers and an increase in market making of derivative products for its own account and to manage its basis positions. Sonat Power Marketing's first quarter 1999 margins were substantially higher than the 1998 period. Other income was $4.4 million lower than the prior period due to an operating loss at the 50 percent-owned Mid-Georgia Cogen L.P. power plant and a write down of the carrying value of certain investments.

Other Income Statement Items

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1999                      1998
                                                                                            (In Millions)

Interest Expense, Net                                                             $  29.9                  $  28.5

         Net interest expense increased in the 1999 period compared to the same period last year due to higher average debt levels. This increase was partly offset by the effect of lower interest rates on debt and higher interest capitalized at Sonat Exploration and Sonat Energy Services.

Income Tax Expense (Benefit)                                                      $(115.1)                 $  12.8

         Income tax expense decreased in the 1999 period compared with the same period in 1998 due to a pretax loss in 1999 primarily related to higher ceiling test charges in the 1999 period. Excluding these charges, the effective tax rate was essentially flat.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities                                                              $  75.8                  $ 238.7

         Cash flow from operations decreased $162.9 million compared to the 1998 period primarily due to lower operating results at Sonat Exploration and Energy Services, which were discussed earlier in the operating section.

         Depreciation, depletion, and amortization and deferred income taxes include a charge of $351.5 million and a benefit of $123.0 million, respectively, in the 1999 period and a charge of $39.7 million and a benefit of $13.9 million, respectively, in the 1998 period for ceiling test charges related to Sonat Exploration's oil and gas properties. Absent the ceiling test charges, the change in deferred income taxes and accrued interest and income taxes primarily reflects the capitalization of intangible drilling costs for income tax purposes in the current period. The change in accounts receivable and accounts payable is primarily attributable to lower natural gas prices and volumes. The change in restricted cash, accrued long-term compensation and other current assets and liabilities primarily represent the payment of certain expenses associated with the merger between the Company and Zilkha Energy in January 1998. The change in Other primarily reflects deferrals related to Energy Services' operating activities, which offset various working capital items.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1999                      1998
                                                                                            (In Millions)

Investing Activities                                                              $(169.5)                 $(306.4)

         Net cash used in investing activities was $136.9 million lower in 1999 compared to 1998. The change was primarily due to lower capital expenditures at Sonat Exploration partly due to property sales during 1998.

         Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

         Exploration and Production                                                $ 94.9                   $244.1
         Natural Gas Transmission                                                    20.1                     25.6
         Energy Services                                                             23.9                     27.9
         Other                                                                         .7                      2.4
                                                                                   ------                   ------

         Total                                                                     $139.6                   $300.0
                                                                                   ======                   ======

     The Company's investments in unconsolidated affiliates were $10.0 million and $32.6 million in the first quarter of 1999 and 1998, respectively.

Financing Activities                                                               $ 92.0                   $ 53.9

         Cash flow provided by financing activities increased by $38.1 million compared to the 1998 period. The change was primarily due to increased borrowings for various corporate expenditures.

CAPITAL RESOURCES

         At March 31, 1999, the Company had bank lines of credit and a revolving credit agreement with banks with a total capacity of $950 million. The Company's bank and commercial paper borrowings in the aggregate are not authorized to exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, after giving effect to the $588.9 million of commercial paper and $24.1 million of borrowings from the short-term lines of credit outstanding at March 31, 1999, $337.0 million was available to the Company under such lines of credit and revolving credit agreement at March 31, 1999.

         In mid April 1999, Sonat completed a new 364-day $900.0 million revolving credit facility with 13 banks. In connection with this new credit facility, the Company terminated existing lines of credit providing for up to $900.0 million of borrowings. (See Note 5 of the Notes to Condensed Consolidated Financial Statements.)

         Sonat and Southern have shelf registration statements with the Securities and Exchange Commission which provide for the issuance of up to $500 million in debt securities by both companies. Southern issued $100.0 million in debt under its registration statement in 1998.

         The Company's capital expenditures and other investing requirements for 1999 are expected to total $491 million. This amount reflects investments in unconsolidated affiliates and proposed expenditures for oil and gas property acquisitions, exploration and development, pipeline expansion and other projects.

         The Company believes that cash flow from operations and borrowings in either the private or public market will provide the Company with the means to fund operations and currently planned investment and capital expenditures.

YEAR 2000 PROJECT

         The following disclosure contains forward-looking statements. The Company's ability to meet its objectives identified below is dependent upon several factors that could cause actual results to differ materially from those set forth below, including the timely provision of necessary upgrades and modifications by suppliers. In addition, the Company cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the phases of the Company's Year 2000 project is progressing and the Company believes that it is taking all reasonable and appropriate steps necessary to be able to operate in the Year 2000 and beyond.

         To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken. A consulting firm was engaged to assist in this effort. The Company has divided its Year 2000 project into assessment, remediation, testing, and contingency planning phases. During the assessment phase, the Company completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor-supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company continues to contact entities with whom it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks, and other suppliers of goods and services, to determine the extent to which the Company is vulnerable to the failure of those third-parties to remediate their Year 2000 issue.

         The Company is currently engaged in the remediation and testing phases of the Year 2000 project. The remediation phase includes completing the replacement of mainframe systems with Year 2000-ready vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. The Company has completed remediation and testing of its critical systems. Non-critical systems are scheduled to be remediated and tested by June 30, 1999.

         The Company relies on producers of natural gas, natural gas pipelines, natural gas distribution companies, natural gas marketing companies and electric transmission providers to conduct its basic operations. External infrastructure, such as electric, telecommunication and water service is also necessary for the Company's basic operations. Should any third party with which the Company has a material relationship fail, the impact could become a significant challenge to the Company's ability to perform its basic operations. Due to the nature of the Company's business, contingency plans are already in place, including plans to provide pipeline system reliability. Because of the additional uncertainties caused by the Year 2000 problem, the Company is developing additional contingency plans as practicable for critical systems, service providers and business partners. A consulting firm has been engaged to assist in this effort. These plans involve developing contingencies for failures that may result from the Year 2000 problem, and include plans to establish control centers to facilitate communications in the event of a telecommunications failure and staffing at selected locations on the Company's pipeline system. The Company is scheduled to have these plans completed by June 30, 1999.

         The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs is expected to be less than $10 million. As of March 31, 1999, the Company has incurred approximately $7.7 million in Year 2000 project costs. The Company expects to fund Year 2000 expenditures from normal operations. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

Item 3.  Quantitave and Qualitative Disclosure About Market Risk

         Financial instruments of the Company expose it to both commodity price risk and interest rate risk.

         Commodity Price Risk - The Company's primary market risk exposure is the volatility of energy commodity prices, relating to the portfolio position of its financial instruments and physical commitments, which can affect the operating results of Sonat Exploration and Sonat Energy Services. The Company uses commodity futures contracts, options and price swap agreements as well as offsetting physical positions to hedge its commodity price risk on crude oil, natural gas and electricity. Sonat Energy Services performs all hedging activity (non-trading) for both its own operations and for the operations of Sonat Exploration. Sonat Energy Services, through its subsidiaries, Sonat Marketing and Sonat Power Marketing, also uses derivative instruments as a market maker (trading activity) by maintaining active trading positions in natural gas, electricity, and crude oil commodity futures, swap and option contracts. Sonat Marketing and Sonat Power Marketing limit their risk to changes in the value of their outstanding positions through the use of Value-at-Risk models, establishment of offsetting positions, and limit and monitoring procedures.

         The Company's non-trading (hedging) and trading activities are implemented under a set of policies approved by the Board of Directors.
Established procedures and processes are employed to manage and monitor these activities and all derivative activities are internally reviewed by a Risk Oversight Committee to ensure compliance with all policies. The Company's use of derivative instruments to reduce the effect of market volatility is described in
Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 1999 Annual Meeting of Stockholders in Houston, Texas, on April 22, 1999. The stockholders voted (1) to elect four Directors as members of the Board of Directors of the Company, to serve until the 2002 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified, and (2) on a proposal to elect Ernst & Young LLP as the Company's Auditor ("Proposal No. 1").

         The vote for the nominees for Director was as follows:

---------------------------------- --------------------- -------------------
Name of Nominee                         Voted For        Authority Withheld
---------------------------------- --------------------- -------------------
---------------------------------- --------------------- -------------------
Ronald L. Kuehn, Jr.                      98,077,566                928,875
---------------------------------- --------------------- -------------------
---------------------------------- --------------------- -------------------
Robert J. Lanigan                         98,235,373                771,068
---------------------------------- --------------------- -------------------
---------------------------------- --------------------- -------------------
Charles Marshall                          98,249,977                756,464
---------------------------------- --------------------- -------------------
---------------------------------- --------------------- -------------------
Michael S. Zilkha                         98,184,790                821,651
---------------------------------- --------------------- -------------------

     The terms of Jerome J. Richardson, Adrian M. Tocklin, James B. Williams, Joe B. Wyatt, Max L. Lukens, Benjamin F. Payton, John J. Phelan, Jr., and Selim
K. Zilkha continued after the meeting.

         The vote on Proposal No. 1 was as follows:

----------------- -------------------- ----------------------- --------------
                       Voted For           Voted Against         Abstained
----------------- -------------------- ----------------------- --------------
----------------- -------------------- ----------------------- --------------
Proposal No. 1           98,480,448            280,171             245,822
----------------- -------------------- ----------------------- --------------

         There were no broker non-votes with respect to either matter voted upon at the meeting. The four nominees for Director were duly elected as members of the Board of Directors and Proposal No. 1 was approved by the stockholders.

Item 5.  Legal Proceedings

         In United States of America ex rel. Jack J. Grynberg v. Southern Natural Gas Company, et al., which is described in Item 3 in Part I of the Company's Report on Form 10-K for the year ended December 31, 1998, the Justice Department notified the courts on April 9, 1999, that it was declining to intervene in these cases. Grynberg served his complaint on Southern and its affiliates on April 7, 1999.

         Team Invest, Inc. v. Sonat Energy Company, 12th Judicial District Court of Leon County, Texas, Cause No. O-99-135. Sonat Exploration was served with plaintiff's petition on April 15, 1999. Sonat Exploration and plaintiff entered into a Prospect Agreement whereby Sonat Exploration is contractually bound to acquire 3-D seismic data over an area of interest. Sonat Exploration exchanged with Texaco, Inc. certain 3-D seismic data that Sonat Exploration acquired within the area of interest for other 3-D seismic data owned by Texaco, Inc., which was also within the area of interest. Plaintiff contends this exchange of 3-D data violated the Prospect Agreement, because Sonat Exploration was obligated actually to conduct a 3-D shoot to acquire all such data, instead of trading for data owned by others. Plaintiff also claims that Sonat Exploration's exchange of 3-D data within the area of interest violated a confidentiality provision within the Prospect Agreement. Plaintiff seeks damages in the amount of $3.2 million. Sonat Exploration will file a timely answer denying plaintiff's claims and correct defendant's name to "Sonat Exploration Company." Although it is unable to predict the outcome of this litigation, Sonat Exploration believes that it has meritorious defenses to the claims asserted and intends to defend the suit vigorously.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits(1)

Exhibit
Number                                      Exhibits


12*           Computation of Ratio of Earnings to Fixed Charges

27*           Financial Data Schedule for the period ended March 31, 1999
-------------
*   Filed herewith



(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on January 7, 1999, reporting certain information under Item 5 restating the Company's financial statements for the years 1997, 1996, and 1995, as a result of the conversion to the full cost method of accounting for its exploration and production business segment.

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

         The Company filed a report on Form 8-K on March 15, 1999, reporting certain information under Item 5 relating to the Company and El Paso Energy Corporation entering into an Agreement and Plan of Merger providing for the merger of the Company and El Paso.

         The Company filed a report on Form 8-K on April 22, 1999, reporting certain information under Item 5 relating to the Company's announcement of its results of operations for the first quarter of 1999, which included, among other things, the effect of a $228.5 million, after tax, ceiling test charge under full cost accounting provisions for its exploration and production business segment.


-------------------
(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

                           SONAT INC. AND SUBSIDIARIES




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  SONAT INC.



Date:         May 12, 1999                 By:      /s/ James E. Moylan, Jr.
       --------------------------                 --------------------------
                                                  James E. Moylan, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer




Date:         May 12, 1999                 By:      /s/ Thomas W. Barker, Jr.
       --------------------------                 ---------------------------
                                                  Thomas W. Barker, Jr.
                                                  Vice President-Finance