Form 10-Q
period 1999-06-30
SONAT INC
filed 1999-08-11
CIK 92236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999

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

                         COMMON STOCK, $1.00 PAR VALUE:

                 110,072,057 SHARES OUTSTANDING ON JULY 31, 1999

                           SONAT INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page No.

PART I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets
                          (Unaudited)--June 30, 1999 and December 31, 1998                 1

                      Condensed Consolidated Statements of Operations
                          (Unaudited)--Three Months and Six Months Ended
                          June 30, 1999 and 1998                                           2

                      Condensed Consolidated Statements of Cash Flows
                          (Unaudited)--Six Months Ended June 30, 1999 and 1998             3

                      Notes to Condensed Consolidated Financial
                          Statements (Unaudited)                                           4 - 15

           Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                             16 - 30

           Item 3.    Quantitative and Qualitative Disclosure About
                          Market Risk                                                     31

PART II.   Other Information

           Item 4.    Submission of Matters to a Vote of Security Holders                 32

           Item 6.    Exhibits and Reports on Form 8-K                                    32

                                  PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                   SONAT INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                  June 30,             December 31,
                                                                    1999                   1998
                                                                          (In Thousands)
                                              ASSETS
Current Assets:
   Cash and cash equivalents                                      $    1,467            $    7,104
   Notes receivable from affiliates                                   46,732                50,359
   Accounts receivable                                               356,039               388,075
   Inventories                                                        59,863                69,093
   Income tax refund receivable                                       77,933                 1,714
   Gas imbalance receivables                                           8,050                 7,673
   Assets from trading activities                                    164,423               229,801
   Other                                                              15,324                46,690
                                                                  ----------            ----------
      Total Current Assets                                           729,831               800,509
                                                                  ----------            ----------

Investments in Unconsolidated Affiliates and Other                   690,390               671,263
                                                                  ----------            ----------

Plant, Property and Equipment                                      8,382,646             8,425,679
   Less accumulated depreciation, depletion
      and amortization                                             5,884,243             5,703,767
                                                                  ----------            ----------
                                                                   2,498,403             2,721,912
                                                                  ----------            ----------
Deferred Charges and Other:
   Assets from trading activities                                     58,472                25,694
   Other                                                             171,396               141,716
                                                                  ----------            ----------
                                                                     229,868               167,410
                                                                  ----------            ----------

Total Assets                                                      $4,148,492            $4,361,094
                                                                  ==========            ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Long-term debt due within one year                             $  104,839            $  109,835
   Unsecured notes                                                   899,432               720,361
   Accounts payable                                                  320,143               401,357
   Accrued income taxes                                               12,080                21,700
   Accrued interest                                                   51,348                47,864
   Gas imbalance payables                                             11,046                11,497
   Liabilities from trading activities                               141,596               223,628
   Other                                                              49,705                40,357
                                                                  ----------            ----------
      Total Current Liabilities                                    1,590,189             1,576,599
                                                                  ----------            ----------

Long-Term Debt                                                     1,094,338             1,099,484
                                                                  ----------            ----------

Deferred Credits and Other:
   Deferred income taxes                                             138,841               163,964
   Liabilities from trading activities                                46,502                12,564
   Other                                                             187,137               179,232
                                                                  ----------            ----------
                                                                     372,480               355,760
                                                                  ----------            ----------
Commitments and Contingencies

Stockholders' Equity:
   Common stock and other capital                                    179,048               180,192
   Retained earnings                                                 971,519             1,209,527
                                                                  ----------            ----------
                                                                   1,150,567             1,389,719
   Less treasury stock                                                59,082                60,468
                                                                  ----------            ----------
      Total Stockholders' Equity                                   1,091,485             1,329,251
                                                                  ----------            ----------

Total Liabilities and Stockholders' Equity                        $4,148,492            $4,361,094
                                                                  ==========            ==========

                                     See accompanying notes.

                           SONAT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months                 Six Months
                                                       Ended June 30,              Ended June 30,
                                                  1999           1998*         1999          1998*
                                                      (In Thousands, Except Per-Share Amounts)

Revenues                                          $849,421    $  925,132     $1,623,161    $2,034,275
                                                  --------    ----------     ----------    ----------

Costs and Expenses:
   Natural gas cost                                518,760       551,734      1,006,675     1,315,217
   Electric power cost                             103,888       115,421        179,890       180,612
   Operating and maintenance                        34,932        39,246         74,614        79,730
   General and administrative                       41,528        28,506         78,772        58,652
   Depreciation, depletion
      and amortization                              66,872        95,806        142,197       192,875
   Ceiling test charges                               -          540,459        351,500       580,151
   Restructuring costs                                -           15,017          -            15,017
   Taxes, other than income                         11,798        13,831         23,764        27,435
                                                  --------    ----------     ----------    ----------
                                                   777,778     1,400,020      1,857,412     2,449,689
                                                  --------    ----------     ----------    ----------

Operating Income (Loss)                             71,643      (474,888)      (234,251)     (415,414)

Other Income, Net:
   Equity in earnings of
      unconsolidated affiliates                      7,809        17,527         15,528        27,180
   Minority interest                                   244        (1,089)        (1,100)       (1,631)
   Other income, net                                 1,944         1,251          4,100         1,964
                                                  --------    ----------     ----------    ----------
                                                     9,997        17,689         18,528        27,513
                                                  --------    ----------     ----------    ----------

Earnings (Loss) Before Interest
   and Taxes                                        81,640      (457,199)      (215,723)     (387,901)
                                                  --------    ----------     ----------    ----------

Interest:
   Interest income                                   1,652         1,063          3,591         3,263
   Interest expense                                (35,846)      (34,792)       (71,153)      (66,922)
   Interest capitalized                              3,825         1,448          7,245         2,872
                                                  --------    ----------     ----------    ----------
                                                   (30,369)      (32,281)       (60,317)      (60,787)
                                                  --------    ----------     ----------    ----------

Income (Loss) Before Income Taxes                   51,271      (489,480)      (276,040)     (448,688)

Income Tax Expense (Benefit)                        17,631      (174,184)       (97,464)     (161,342)
                                                  --------    ----------     ----------    ----------

Net Income (Loss)                                 $ 33,640    $ (315,296)    $ (178,576)   $ (287,346)
                                                  ========    ==========     ==========    ==========

Earnings (Loss) Per Share of
   Common Stock                                   $    .31    $    (2.87)    $    (1.62)   $    (2.61)
                                                  ========    ==========     ==========    ==========

Earnings (Loss) Per Share of
   Common Stock-Assuming Dilution                 $    .30    $    (2.87)    $    (1.62)   $    (2.61)
                                                  ========    ==========     ==========    ==========

Weighted Average Shares Outstanding                110,062       110,049        110,054       110,008
                                                  ========    ==========     ==========    ==========

Weighted Average Shares Outstanding-
   Assuming Dilution                               110,960       110,049        110,054       110,008
                                                  ========    ==========     ==========    ==========

Cash Dividends Paid Per Share                     $    .27    $      .27     $      .54    $      .54
                                                  ========    ==========     ==========    ==========


*Restated, see Note 1


                             See accompanying notes.

                                   SONAT INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                            Six Months
                                                                          Ended June 30,
                                                                    1999                 1998*
                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net loss                                                        $(178,576)            $(287,346)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation, depletion and amortization,
           including ceiling test charges                            493,697               773,026
         Deferred income taxes                                       (25,123)             (138,507)
         Equity in earnings of unconsolidated
           affiliates, less distributions                             (7,719)              (20,663)
         Change in:
           Accounts receivable                                        32,036               188,074
           Inventories                                                 9,230                 2,140
           Accounts payable                                          (81,214)             (133,913)
           Accrued interest and income taxes, net                    (82,355)              (26,027)
           Accrued long-term compensation                               -                  (73,799)
           Other current assets and liabilities                       39,886               (29,283)
           Net change from trading activities                        (15,494)               (3,458)
         Net change in restricted cash                                  -                  115,956
         Other, net                                                  (15,739)               12,435
                                                                   ---------             ---------

           Net cash provided by operating activities                 168,629               378,635
                                                                   ---------             ---------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                          (293,435)             (493,033)
   Net proceeds from disposal of assets                               19,323                14,479
   Investments in unconsolidated affiliates and other                 (9,984)              (88,518)
                                                                   ---------             ---------

           Net cash used in investing activities                    (284,096)             (567,072)
                                                                   ---------             ---------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                             -                  400,000
   Payments of long-term debt                                        (10,360)             (540,834)
   Changes in short-term borrowings                                  179,071               370,188
                                                                   ---------             ---------
      Net changes in debt                                            168,711               229,354
   Dividends paid                                                    (59,429)              (59,408)
   Treasury stock purchases                                             -                   (1,289)
   Other equity                                                          548                 3,641
                                                                   ---------             ---------

           Net cash provided by financing activities                 109,830               172,298
                                                                   ---------             ---------

Net Decrease in Cash and Cash Equivalents                             (5,637)              (16,139)

Cash and Cash Equivalents at Beginning of Period                       7,104                27,278
                                                                   ---------             ---------

Cash and Cash Equivalents at End of Period                         $   1,467             $  11,139
                                                                   =========             =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                            $  57,598             $  58,270
   Income taxes paid, net                                             11,616                 7,395

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

        The 1998 periods have been restated for a change to the full cost method of accounting for the Company's oil and gas operations. Certain other amounts in the 1998 condensed consolidated financial statements and notes have been reclassified to conform with the 1999 presentation.

2.      Proposed Merger

        On March 13, 1999, Sonat and El Paso Energy Corporation (El Paso) entered into an Agreement and Plan of Merger, as amended (the Merger Agreement), providing for, among other things, the merger of El Paso and the Company. Under the terms of the Merger Agreement, the Company's stockholders will receive one share of El Paso common stock (El Paso Common Stock), for each share of common stock of the Company (Company Common Stock), they own. The merger, which has been approved by the Company's and El Paso's stockholders, is subject to certain customary conditions, including, among others, receipt of certain required government approvals.

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

        At June 30, 1999, the Company's trading portfolio had outstanding energy commodity futures, swaps and options. In the table below, buys of swaps represent either 1) payment of a fixed price and receipt of a variable NYMEX or index price; or 2) payment of a variable NYMEX or index price and receipt of a variable index price. The absolute notional volumes and terms are:

                                             Notional Volume            Maximum
Commodity                                   Buy           Sell           Term
---------                                   ---           ----        -------
Natural Gas (Thousands of Btu)             1,245         1,436        60 months
Crude Oil (Thousands of Barrels)           5,640         4,086        60 months
Electricity (Thousands of MWh)                10            10         2 months

        The 60-month term deals begin in 2002 and end in 2006.

        The amounts disclosed in the following table represent the end-of-period fair value and the average fair value of the trading portfolio.

                                      Fair Value             Average Fair Value
                                   (Carrying Amount)        for the Three Months
                                     as of 6/30/99              Ended 6/30/99
                                                  (In Thousands)

        Assets                         $222,895                       $231,729
        Liabilities                     188,098                        197,903

     Net trading gains for the three-month and six-month periods ending June 30, 1999 are $10.2 million and $24.8 million, respectively.

Derivative Commodity Instruments Held or Issued for Purposes Other Than Trading

     In certain cases, derivative positions are taken specifically to mitigate market price risk associated with significant physical transactions and are accounted for using hedge accounting provided they meet hedge accounting criteria. Sonat Exploration Company (Sonat Exploration) hedges a portion of its production by entering into intercompany swaps with Sonat Marketing Company L.P. (Sonat Marketing). The exposure that Sonat Marketing assumes from Sonat Exploration is then hedged by entering into derivative instruments with third parties. Sonat Marketing also hedges third-party purchases and sales by entering into commodity futures, swaps and options.

3.      Trading Activities and Derivative Financial Instruments (Cont'd)

        At June 30, 1999, the Company had outstanding energy commodity futures, swaps and options for purposes other than trading. In the table below, buys of swaps represent either 1) payment of a fixed price and receipt of a variable NYMEX or index price; or 2) payment of a variable NYMEX or index price and receipt of a variable index price. The absolute notional volumes and terms are:

                                          Notional Volume            Maximum
Commodity                                Buy           Sell           Term
---------                                ---           ----        -------
Natural Gas (Thousands of Btu)            47           255         18 months
Crude Oil (Thousands of Barrels)           -         3,698         18 months

        The deals end in 2000.

        The information in the following table represents the fair value, as of June 30, 1999, of outstanding financial derivative positions held for purposes other than trading. Not included are the related physical positions that these derivative positions hedge.
                                                           Fair Value
                                                         (In Thousands)
        Natural Gas:
           Futures                                          $  1,601
           Swaps                                             (28,983)

        Deferred amounts on open futures positions will mature through 2000.

Credit Risk from Derivative Activities

        NYMEX traded futures are guaranteed by the NYMEX and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. The Company has established policies and procedures to evaluate potential counterparties for creditworthiness before entering into over-the-counter swap and option agreements. The credit risk resulting from in-the-money swaps is monitored on a regular basis against established collateralization limits and credit limits established by the Company. Due to changes in market conditions, the market value of swaps and options and the associated credit exposure with the counterparties can change significantly. At June 30, 1999, the market value of the Company's in-the-money swaps and options was $19.4 million, and one counterparty posted collateral in the amount of $2.5 million. Reserves for credit risk are established as necessary.

4.      Unconsolidated Affiliates

        The following table presents the components of equity in earnings of unconsolidated affiliates.

                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                 1999          1998           1999          1998
                                                                 (In Thousands)

Company's Share of Reported Earnings (Losses):

   Exploration and Production                   $  125        $   177       $   226        $   321
                                                ------        -------       -------        -------

   Natural Gas Transmission:
      Citrus Corp.                               5,357         10,482        11,619         14,993
      Amortization of Citrus basis
         difference                                346            346           692            692
      Bear Creek Storage                         2,802          2,446         5,565          4,535
      Destin Pipeline                             (344)         3,074          (721)         5,134
      Other                                        (33)            91             6             67
                                                ------        -------       -------        -------
                                                 8,128         16,439        17,161         25,421
                                                ------        -------       -------        -------

   Energy Services                                (910)           556        (2,745)           781
                                                ------        -------       -------        -------

   Other                                           466            355            886           657
                                                ------        -------        -------       -------

                                                $7,809        $17,527       $15,528        $27,180
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

        The following is summarized income statement information for Citrus:

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                 (In Thousands)

Revenues                                      $184,291       $161,981      $331,747       $295,562
Expenses:
   Natural gas cost                            104,644         70,989       174,268        129,603
   Operating expenses                           26,802         20,900        50,332         44,887
   Depreciation and amortization                13,218         13,009        26,030         25,731
   Interest and other                           22,088         23,070        43,118         46,490
   Income taxes                                  6,824         13,049        14,762         18,865
                                              --------       --------      --------       --------

Income Reported                               $ 10,715       $ 20,964      $ 23,237       $ 29,986
                                              ========       ========      ========       ========

        The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                 (In Thousands)

Revenues                                        $8,940         $8,821       $18,023        $17,850
Expenses:
   Operating expenses                            1,050          1,452         2,261          3,753
   Depreciation                                  1,362          1,360         2,724          2,719
   Other expenses, net                             923          1,116         1,908          2,308
                                                ------         ------       -------        -------

Income Reported                                 $5,605         $4,893       $11,130        $ 9,070
                                                ======         ======       =======        =======

        The following are summarized results of operations for Destin. No provision for income taxes has been included since its income taxes are paid directly by joint venture participants.

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                 (In Thousands)

Revenues                                       $ 6,093        $ 2,921       $ 9,926       $  4,793
Expenses:
   Operating expenses                            1,754           -            3,379           -
   Depreciation                                  3,229           -            4,815           -
   Interest and other                            2,141         (6,301)        3,896        (10,608)
                                               -------        -------       -------       --------

Income (Loss) Reported                         $(1,031)       $ 9,222       $(2,164)      $ 15,401
                                               =======        =======       =======       ========

5.      Debt and Lines of Credit

        Unsecured Notes - Loans under all short-term credit facilities are for a duration of less than three months.

        At June 30, 1999, Sonat had short-term lines of credit of $900.0 million available through April 13, 2000. Southern had short-term lines of credit of $42.0 million available through May 29, 2000. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1999, Sonat had $11.9 million outstanding under its agreement at a rate of 5.75 percent. No amounts were outstanding under Southern's agreement.

        Sonat had $587.5 million in commercial paper outstanding at an average rate of 5.23 percent at June 30, 1999. In addition, Sonat had $300 million of short-term notes borrowed from a bank at an average rate of 5.39 percent at June 30, 1999.

        Long-Term Debt - In July, Sonat issued $600 million of its 7 5/8 percent Notes due July 15, 2011, at 98.949 percent to yield 7.761 percent. The net proceeds from the offering were used to repay short-term indebtedness.

6.      Rate Matters and Contingencies

        Periodically, Southern makes general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and makes refunds upon establishment of the final rates. At June 30, 1999, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore is not being collected subject to refund.

7.      Comprehensive Income

        Comprehensive income (loss), net of related tax, is as follows:

                                                 Three Months                  Six Months
                                                Ended June 30,               Ended June 30,
                                            ---------------------         -----------------
                                           1999             1998          1999          1998
                                           ----             ----          ----          ----
                                                              (In Thousands)

Net Income (Loss)                           $33,640     $(315,296)      $(178,576)   $(287,346)
Unrealized Gains (Loss)
   on Securities                               (180)         (411)           (244)         863
Reclassification Adjustment                       4           (27)         (1,158)         (37)
                                            -------     ---------       ---------    ---------
Comprehensive Income (Loss)                 $33,464     $(315,734)      $(179,978)   $(286,520)
                                            =======     =========       =========    =========

        Common Stock and Other Capital in the Condensed Consolidated Balance Sheets includes $.2 million at June 30, 1999, and $1.6 million at December 31, 1998, related to other comprehensive income, which is comprised of unrealized gains on securities.

8.      Segment Information

        The Company's consolidated financial statements reflect operations in three segments: Exploration and Production, Natural Gas Transmission and Energy Services. The Company's revenues and earnings before interest and taxes (EBIT) by business segment are shown in the following tables.

                                                     Three Months Ended June 30, 1999
                              --------------------------------------------------------------------
                               Exploration        Natural
                                   and              Gas         Energy
                               Production      Transmission    Services       Other        Total
                              ------------     ------------    --------     --------      --------
                                                         (In Thousands)
Revenues from
   External Customers           $34,061          $87,934        $729,133    $(1,707)      $849,421

Intersegment Revenues            84,135            7,253             150     15,501        107,039

Earnings (Loss) Before
   Interest and Taxes            40,260           48,742          (1,898)    (5,464)        81,640



                                                     Three Months Ended June 30, 1998
                              --------------------------------------------------------------------
                               Exploration        Natural
                                   and              Gas         Energy
                               Production      Transmission    Services       Other        Total
                              ------------     ------------    --------     --------      --------
                                                         (In Thousands)
Revenues from
   External Customers         $  42,138          $86,534        $800,164    $(3,704)     $ 925,132

Intersegment Revenues           106,041            8,966            -        13,663        128,670

Earnings (Loss) Before
   Interest and Taxes          (523,358)          63,147           1,644      1,368       (457,199)

                                                      Six Months Ended June 30, 1999
                              --------------------------------------------------------------------
                               Exploration        Natural
                                   and              Gas         Energy
                               Production      Transmission    Services       Other        Total
                              ------------     ------------    --------     --------      --------
                                                         (In Thousands)
Revenues from
   External Customers         $  53,132         $181,957      $1,390,978    $(2,906)    $1,623,161

Intersegment Revenues           156,755           13,933             150     30,055        200,893

Earnings (Loss) Before
   Interest and Taxes          (310,042)         104,924          (3,490)    (7,115)      (215,723)



                                                      Six Months Ended June 30, 1998
                              --------------------------------------------------------------------
                               Exploration        Natural
                                   and              Gas         Energy
                               Production      Transmission    Services       Other        Total
                              ------------     ------------    --------     --------      --------
                                                         (In Thousands)
Revenues from
   External Customers         $ 121,936         $182,138      $1,737,219    $(7,018)    $2,034,275

Intersegment Revenues           188,105           18,863           -         29,352        236,320

Earnings (Loss) Before
   Interest and Taxes          (525,803)         132,062           2,480      3,360       (387,901)

                                                 Three Months                 Six Months
                                                Ended June 30,              Ended June 30,
                                            1999           1998          1999           1998
                                                             (In Thousands)
Total Earnings (Loss) Before
   Interest and Taxes for
   Reportable Segments                     $ 87,104     $(458,567)     $(208,608)    $(391,261)
Other Earnings (Loss) Before
   Interest and Taxes                        (5,464)        1,368         (7,115)        3,360
Interest Income                               1,652         1,063          3,591         3,263
Interest Expense                            (35,846)      (34,792)       (71,153)      (66,922)
Interest Capitalized                          3,825         1,448          7,245         2,872
                                           --------     ---------      ---------     ---------

Income (Loss) Before Income
   Taxes                                   $ 51,271     $(489,480)     $(276,040)    $(448,688)
                                           ========     =========      =========     =========


        Assets for the Company's three segments are as follows:

                                                        June 30,
                                                          1999
                                                     (In Thousands)
        Assets by Segment
          Exploration and Production                   $1,367,429
          Natural Gas Transmission                      2,018,529
          Energy Services                                 755,490

9.      Earnings Per Share

        The calculation of earnings per share assuming dilution differs from that of earnings per share due to the denominator for the assuming dilution calculation including common stock equivalents applicable to outstanding stock options.

        The following table presents the computation of earnings (loss) per share of common stock and earnings (loss) per share-assuming dilution:

                                                     Three Months                 Six Months
                                                    Ended June 30,              Ended June 30,
                                                1999          1998           1999          1998
                                                              (In Thousands, Except
                                                               Per-Share Amounts)

Numerator:
   Net income (Loss)                          $ 33,640      $(315,296)    $(178,576)     $(287,346)
                                              ========      =========     =========      =========

Denominator:

   Denominator for Earnings Per Share:

   Weighted average number of
      shares of common stock
      outstanding                              110,062        110,049       110,054        110,008

   Effect of Dilutive Securities:

   Common stock equivalents
      applicable to outstanding
      stock options                                898           -             -              -
                                              --------      ---------     ---------      ---------

   Denominator for Earnings Per
      Share-Assuming Dilution:

   Adjusted weighted average
      shares using treasury
      stock method for assumed
      conversions                              110,960        110,049       110,054        110,008
                                              ========      =========     =========      =========


Earnings (Loss) Per Share of
   Common Stock                               $    .31      $   (2.87)    $   (1.62)     $   (2.61)
                                              ========      =========     =========      =========

Earnings (Loss) Per Share of
   Common Stock-Assuming Dilution             $    .30      $   (2.87)    $   (1.62)     $   (2.61)
                                              ========      =========     =========      =========

10.     Subsequent Event

        The Company has agreed with AGL Resources, Inc. (AGL) to purchase the 35 percent interest held by AGL in each of Sonat Marketing and Sonat Power Marketing. The purchase price for both interests will be $65 million in total. Completion of both transactions is subject to, among other things, termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Additionally, completion of the purchase of AGL's interest in Sonat Power Marketing is subject to approval of the FERC under Section 203 of the Federal Power Act. The Company expects to close the purchase of AGL's interest in Sonat Marketing sometime during the third quarter of 1999, while the purchase of AGL's interest in Sonat Power Marketing is expected to close by the end of 1999.

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

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                 1999         1998           1999          1998
                                                                  (In Millions)
Earnings (Loss) Before Interest and Taxes:
   Exploration and production                  $ 40.3       $(523.4)       $(310.0)      $(525.8)
   Natural gas transmission                      48.7          63.1          104.9         132.0
   Energy services                               (1.9)          1.7           (3.5)          2.5
   Other                                         (5.5)          1.4           (7.1)          3.4
                                                ------      -------        -------       -------
                                                 81.6        (457.2)        (215.7)       (387.9)
Adjustment for Unusual Items:
   Exploration and Production
      Ceiling test charges                        -          (540.5)        (351.5)       (580.2)
      Restructuring costs                         -           (15.0)           -           (15.0)
                                               ------       -------        -------       -------
Earnings Before Interest and Taxes
   Excluding Unusual Items                     $ 81.6       $  98.3        $ 135.8       $ 207.3
                                               ======       =======        =======       =======


Net Income (Loss) As Reported                  $ 33.6       $(315.3)       $(178.6)      $(287.3)
Adjustment for Unusual Items:
   Exploration and Production
      Ceiling test charges                        -          (351.4)        (228.5)       (377.1)
      Restructuring costs                         -            (9.7)           -            (9.7)
                                               ------       -------        -------       -------
Net Income Excluding Unusual Items             $ 33.6       $  45.8        $  49.9       $  99.5
                                               ======       =======        =======       =======

Earnings (Loss) Per Share of
   Common Stock-Assuming Dilution              $  .30       $ (2.87)       $ (1.62)      $ (2.61)
                                               ======       =======        =======       =======

Earnings Per Share of Common Stock
   Excluding Unusual Item-
   Assuming Dilution                           $  .30       $   .41        $   .46       $   .91
                                               ======       =======        =======       =======

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


EXPLORATION AND PRODUCTION OPERATIONS

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                 --------------------         -----------------
                                               1999           1998          1999           1998
                                               ----           ----          ----           ----
                                                                  (In Millions)

Revenues                                       $118.2       $ 148.1        $ 209.9       $ 310.0
                                               ------       -------        -------       -------

Costs and Expenses:
   Operating and maintenance                     14.2          19.2           31.7          38.6
   General and administrative                    10.3           9.2           19.2          18.3
   Depreciation, depletion and
      amortization                               48.4          80.0          106.3         168.9
   Ceiling test charges                           -           540.5          351.5         580.2
   Restructuring costs                            -            15.0            -            15.0
   Taxes and other                                6.1           7.9           12.3          15.3
                                               ------       -------        -------       -------
                                                 79.0         671.8          521.0         836.3
                                               ------       -------        -------       -------
Operating Income (Loss)                          39.2        (523.7)        (311.1)       (526.3)
Other Income                                      1.1            .3            1.1            .5
                                               ------       -------        -------       -------

Earnings (Loss) Before Interest
   and Taxes                                   $ 40.3       $(523.4)       $(310.0)      $(525.8)
                                               ======       =======        =======       =======


Net Sales Volumes:
   Gas (Bcf)                                       47            60             93           123
   Oil and condensate (MBbls)                   1,141         1,784          2,399         3,734
   Natural gas liquids (MBbls)                    200           591            402         1,175
------------------------------------------------------------------------------------------------

Average Sales Prices:
   Gas ($/Mcf)                                 $ 2.02       $  2.00         $ 1.84       $  2.01
   Oil and condensate ($/Bbl)                   16.00         13.00          13.40         13.92
   Natural gas liquids ($/Bbl)                   8.30          8.81           7.80          9.27
------------------------------------------------------------------------------------------------

Second Quarter 1999 to Second Quarter 1998 Analysis

        EBIT increased $8.2 million after excluding ceiling test charges and restructuring costs of $555.5 million in the second quarter of 1998 primarily due to lower costs and expenses partly offset by lower revenues from lower production volumes. Production volumes decreased approximately 18 billion cubic feet equivalent (Bcfe) due to property sales in 1998.

        Natural gas and oil and condensate production decreased 22 percent and 36 percent, respectively, from the second quarter of 1998 primarily due to property sales in 1998. Realized oil and condensate prices increased 23 percent to an average of $16.00 per barrel from $13.00 per barrel in the 1998 period. Average realized natural gas prices were relatively flat compared to the 1998 period.

        Costs and expenses were $37.3 million lower than the prior period after excluding the ceiling test charges and restructuring costs discussed earlier. Depreciation, depletion and amortization expense decreased 40 percent due to lower production and a lower amortization rate ($.88 for the 1999 period compared to $1.08 for the 1998 period). Operating and maintenance expense decreased 26 percent primarily due to property sales in 1998 and early 1999.

Six Months 1999 to Six Months 1998 Analysis

        EBIT decreased $27.9 million after excluding the $351.5 million and $580.2 million of ceiling test charges recognized in the 1999 and 1998 periods, respectively, and the $15.0 million restructuring charge, discussed earlier. The decline is due primarily to lower production volumes and lower energy prices, partly offset by lower costs and expenses. Production volumes decreased approximately 38 Bcfe due to property sales in 1998 and early 1999.

        Natural gas and oil and condensate production decreased 24 percent and 36 percent, respectively, from the 1998 period primarily due to property sales in 1998 and early 1999. Average realized natural gas prices decreased 8 percent to $1.84 per thousand cubic feet (Mcf) for the 1999 period from $2.01 per Mcf for the 1998 period.

        Costs and expenses were $71.6 million lower than the prior period after excluding the ceiling test charges and restructuring costs discussed earlier. Depreciation, depletion and amortization expense decreased 37 percent due to lower production and a lower amortization rate ($.97 for the 1999 period compared to $1.11 for the 1998 period). Operating and maintenance expense decreased 18 percent primarily due to property sales in 1998 and early 1999. Taxes and other expense decreased 20 percent due to lower severance taxes from lower volumes.

Hedging Activities

        Sonat Exploration, through Sonat Marketing, uses derivative financial instruments to manage the risks associated with price volatility for its production, which it sells in the spot market. (See Market Risk and Note 3 of the Notes to Condensed Consolidated Financial Statements.) Gains or losses experienced on Sonat Exploration's hedging transactions offset the changes in revenue recognized on the sale of the commodity. Natural gas revenues decreased by $.5 million and increased by $.2 million in the three-month and six-month periods ended June 30, 1999 and decreased by $3.1 million and $1.9 million in the three-month and six-month periods ended June 30, 1998, respectively, as a result of hedging activities. There were no oil hedging activities reflected in either period.

        A portion of Sonat Exploration's future gas production is hedged through the year 2012. Sonat Exploration's hedged gas production at June 30, 1999 is as follows:

                                                               Weighted
                                                                Average
                                          Volumes                Price
                                           (Bcf)               (per Mcf)
Remainder of 1999                          87.7                  $2.10
2000                                      163.0                   2.15
2001                                        4.4                   2.30
2002                                        4.4                   2.34
2003-2012                                  41.3                   3.39
----------------------------------------------------------------------
                                          300.8                  $2.31
======================================================================

        Oil production of 880 thousand barrels and 2,818 thousand barrels is hedged for the remainder of 1999 and 2000, respectively, at a weighted average price per barrel of $18.42 and $17.76, respectively.

NATURAL GAS TRANSMISSION

        The Company is engaged in the natural gas transmission business through Southern Natural Gas Company and its subsidiaries (Southern) and Citrus Corp. (a 50 percent-owned company). Southern and Citrus Corp. (Citrus) are actively pursuing opportunities to expand their pipeline systems in their traditional market areas and to connect new gas supplies.

        Units of Shell Oil Company (Shell) and BP Amoco Corporation (BP Amoco) are equal partners with Southern in the ownership of Destin Pipeline Company, L.L.C. (Destin). Destin owns a 223-mile, 1 billion cubic feet per day interstate pipeline system that transports natural gas from the growing eastern Gulf of Mexico production area, which was placed fully in service in March 1999. An additional 31-mile extension was placed in service in May 1999.

        Construction is progressing on Southern's expansion project to North Alabama. The 122-mile, 78 million-cubic-foot-per-day expansion is expected to be in service in late 1999.

        Southern LNG Inc., a subsidiary of Southern, filed an application with the FERC in July 1999 to reactivate its liquefied natural gas (LNG) marine receiving terminal located on Elba Island, near Savannah, Georgia. The Elba Island terminal has been out of service since 1982. Sonat Energy Services Inc. (Sonat Energy Services), another Sonat subsidiary, was awarded a 22-year service agreement for all of Elba Island's terminaling, storage, and vaporization capacity. The Elba Island terminal is capable of achieving a peak sendout of 540 million cubic feet of natural gas per day and a baseload sendout of 330 million cubic feet of natural gas per day. Sonat estimates that the capital cost associated with recommissioning the Elba Island terminal will be approximately $26 million.

        Sonat Energy Services plans to import LNG from Trinidad through the Elba Island terminal. Shipment of the LNG to Elba Island will be arranged by the sellers of the LNG, who are a group of producers led by British Gas Trinidad and Tobago Limited. Deliveries are estimated to commence in mid-2002 and will provide approximately 80 Bcf of natural gas per year through the Elba Island terminal for a primary term of 17 years. The supply arrangement could be extended for an additional term of five years. Depending upon operating and market conditions, Sonat Energy Services can handle additional volumes from Trinidad or other sources through its contracted capacity in the reactivated facility. Because of growing natural gas demand in the Southeast, Southern expects to initiate several pipeline expansion projects over the next several years. The Elba Island terminal is located on the eastern end of Southern's service territory, making it a strategically valuable source of natural gas supply. Not only is the terminal's reactivation expected to serve expansions within its current service territory, but it is also offers the potential to expand the Southern pipeline system to new markets.

        Southern's Elba Island reactivation and Sonat Energy Services' importation project are subject to several conditions, including U.S. and Trinidadian governmental approvals, the execution of final agreements, the finalization of plans relating to shipping, and the expansion of its LNG facility in Trinidad by Atlantic LNG Company of Trinidad and Tobago.

        Southern had previously announced plans to form a 50/50 joint venture with Carolina Power & Light Company (CP&L) to construct, own, and operate a natural gas pipeline, to be known as the Palmetto Interstate Pipeline, from Southern's pipeline system to a delivery point in North Carolina. The planned in-service date of the Palmetto Interstate Pipeline has been delayed in order to allow CP&L time to analyze two other competing pipeline proposals that have been announced. Consequently, all ongoing survey, environmental, and route selection activities for this project have been suspended. The Company is unable to predict whether or at what time this project may go forward.

        Florida Gas had previously filed an application with the FERC seeking approval of a Phase IV expansion project pursuant to which it would expand its pipeline system by 272,000 MMBtu/day at a cost of $351 million to serve additional demand in its market area, principally for gas-fired power generation. The expansion is fully subscribed under contracts with primary terms of 20 years. In July 1999 the FERC granted a preliminary determination approving the Phase IV project on nonenvironmental issues, endorsing a settlement that had been reached by Florida Gas and its shippers that includes a rate cap.

SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                  (In Millions)
Revenues:
   Market transportation and
      storage                                   $79.6         $77.9         $165.8        $161.4
   Supply transportation                         11.1          12.1           21.5          23.7
   Other                                          4.5           5.5            8.6          15.9
                                                -----         -----         ------        ------
      Total Revenues                             95.2          95.5          195.9         201.0
                                                -----         -----         ------        ------

Costs and Expenses:
   Operating and maintenance                     18.5          19.0           38.0          38.6
   General and administrative                    16.0          12.2           31.6          27.7
   Depreciation and amortization                 14.9          13.1           28.9          18.6
   Taxes, other than income                       5.7           5.4           11.7          10.7
                                                -----         -----         ------        ------
                                                 55.1          49.7          110.2          95.6
                                                -----         -----         ------        ------

Operating Income                                 40.1          45.8           85.7         105.4
                                                -----         -----         ------        ------
Other Income:
   Equity in Earnings of
      Unconsolidated Affiliates                   2.5           5.6            4.9           9.7
   Other                                          1.0           1.1            2.9           1.8
                                                -----         -----         ------        ------
                                                  3.5           6.7            7.8          11.5
                                                -----         -----         ------        ------

Earnings Before Interest and Taxes              $43.6         $52.5         $ 93.5        $116.9
                                                =====         =====         ======        ======

                                                              (Billion Cubic Feet)
Volumes:
   Market transportation                          135           137            312           322
   Supply transportation                           90           103            179           198
                                                -----         -----         ------        ------
      Total Volumes                               225           240            491           520
                                                =====         =====         ======        ======


CITRUS CORP.

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                  (In Millions)
Equity in Earnings of
   Citrus Corp.                                 $ 5.7        $ 10.8         $ 12.3        $ 15.7
                                                =====        ======         ======        ======

                                                              (Billion Cubic Feet)
Florida Gas Volumes (100%):
   Market transportation                          123           109            215           204
   Supply transportation                           12             9             25            16
                                                -----        ------         ------        ------
      Total Volumes                               135           118            240           220
                                                =====        ======         ======        ======

Second Quarter 1999 to Second Quarter 1998 Analysis

        Southern Natural Gas Company and Subsidiaries - EBIT for the second quarter of 1999 decreased $8.9 million compared with the prior year. The decrease was primarily due to higher general and administrative expenses as a result of higher stock-based compensation expense in the 1999 period and an insurance cost adjustment in the 1998 period, higher depreciation expense as a result of higher plant balances in 1999 and lower equity in earnings of unconsolidated affiliates.

        Market transportation revenues increased due to recent expansions. Supply transportation revenues declined due to lower volumes at Sea Robin Pipeline Company. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of allowance for funds used during construction (AFUDC) capitalized in the 1998 period.

        Citrus - Equity in earnings of Citrus decreased $5.1 million to $5.7 million. The decrease is primarily due to the recognition of credits on a gas supply agreement in 1998 and higher operating expenses, partly offset by higher utilization and prices for firm transportation capacity held by Citrus Trading and lower interest expense due to lower debt levels.

Six Months 1999 to Six Months 1998 Analysis

        Southern Natural Gas Company and Subsidiaries - EBIT decreased $23.4 million for the six months ending June 30, 1999 compared with the 1998 period. The decrease was primarily due to higher depreciation and amortization expense, the recognition of a royalty reserve reversal of $4.2 million in the 1998 period, higher general and administrative expenses, and lower equity in earnings of unconsolidated affiliates. Depreciation and amortization expenses increased primarily due to a $7.0 million pretax adjustment of the salvage value on certain fixed assets in the 1998 period and higher plant balances in 1999. General and administrative expenses increased in the 1999 period primarily due to higher stock-based compensation expense in the 1999 period and an insurance reserve reversal in the 1998 period. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of higher AFUDC capitalized in the 1998 period.

        Partially offsetting the decrease was the effect of higher market transportation revenues due to recent expansions. Supply transportation revenues declined due to lower volumes at Sea Robin Pipeline Company. Other income increased due to higher AFUDC equity and the sale of certain facilities.

        Citrus - Equity in earnings of Citrus decreased $3.4 million to $12.3 million. The decrease is primarily due to the recognition of credits on a gas supply agreement in 1998 and higher operating expenses, partly offset by higher utilization and prices for firm transportation capacity held by Citrus Trading and lower interest expense due to lower debt levels.

Natural Gas Sales and Supply

        Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of its restructuring pursuant to FERC directives in past years, Southern terminated or renegotiated to market pricing virtually all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, the net of gas sales revenues and natural gas cost is included in other revenue.

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

Rate Matters

        Under terms of a settlement approved by the FERC, all of Southern Natural Gas' previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 were resolved. The settlement requires Southern Natural Gas to file a new rate case no later than September 1, 1999. Southern expects the rates filed in that rate case to become effective after normal suspension by the FERC on March 1, 2000, subject to refund upon settlement or final litigated conclusion of the rate case.

        In September 1997, the FERC approved a rate case settlement between Florida Gas and its customers. The terms of the settlement provide for tiered rates effective beginning March 1, 1997, which, for a two-year period, reflect an increase over the rates in effect prior to the rate filing for transportation through both the pre-expansion and Phase III expansion systems. The settlement resolved all issues related to Phase III construction and the construction cost audit. The settlement terms required Florida Gas to file a new rate case no later than October 1, 2001, but a subsequent settlement in connection with Florida Gas' Phase IV expansion application provides that Florida Gas will file a general rate case on or before October 1, 2003, but not before October 1, 2001.

        In June 1999, in a case on remand from the Fifth Circuit Court of Appeals and in response to an application filed earlier by Southern's wholly owned subsidiary, Sea Robin Pipeline Company (Sea Robin), the FERC determined that Sea Robin performs a nonjurisdictional gathering function in part and a jurisdictional transmission function in part. Specifically, the FERC concluded that the two legs of Sea Robin's inverted Y-shaped pipeline system in the Gulf of Mexico upstream of the Vermilion Block 149 compressor station constitute gathering facilities, while a 66.3-mile, 36-inch pipeline downstream from the Vermilion 149 station to Erath, Louisiana is a transmission facility. In the order, the FERC required Sea Robin to file tariff sheets with separate gathering rates for the gathering services to be provided on the gathering segments of Sea Robin's system. Sea Robin has filed for an extension of time to make this tariff filing until the FERC makes a decision on rehearing.

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

        Sonat Energy  Services has reached  agreement with AGL  Resources,  Inc.
(AGL) to purchase AGL's 35 percent interest in Sonat Marketing and Sonat Power Marketing L.P. for $65 million. These transactions are subject to certain customary conditions, including, among others, receipt of certain required government approvals. These transactions are expected to close by the end of 1999. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements).

        In July 1999, Sonat Energy Services was awarded a service agreement by a wholly owned subsidiary of Southern in connection with the reactivation of the Elba Island LNG marine receiving terminal. The service agreement is for all of Elba Island's terminaling, storage and vaporization capacity. (See the related discussion in the Natural Gas Transmission section).

ENERGY SERVICES

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                  (In Millions)

Revenues                                       $729.3        $800.2        $1,391.1       $1,737.2
                                               ======        ======        ========       ========

Operating Margin                               $ 13.4        $ 14.3        $   30.8       $   27.4
                                               ======        ======        ========       ========

Operating Income (Loss)                        $ (1.3)       $  2.2        $    1.8       $    3.3
                                               ======        ======        ========       ========

Earnings (Loss) Before Interest
   and Taxes                                   $ (1.9)       $  1.7        $   (3.5)      $    2.5
                                               ======        ======        ========       ========

                                                              (Billion Cubic Feet)
Sonat Marketing Gas Sales
   Volumes (100%)                                 263           284             553            644
                                               ======        ======        ========       ========

                                                          (Thousands of Megawatt Hours)
Sonat Power Marketing Sales
   Volumes (100%)                               3,060         2,729           6,069          5,899
                                               ======        ======        ========       ========

                                                              (Billion Cubic Feet)
Financial Volumes Notional
   Settlements Third Parties-
   Natural Gas                                  1,182           688           3,057          1,316
                                               ======        ======        ========       ========


Second Quarter 1999 to Second Quarter 1998 Analysis

        EBIT for the second quarter of 1999 was a loss of $1.9 million compared with income of $1.7 million in 1998 primarily due to higher operating expenses and lower margins. Sonat Marketing's physical sales volumes were lower in 1999 compared to 1998. However, notional volumes from natural gas derivative settlements increased significantly in 1999 compared to 1998, reflecting an increase in Sonat Marketing's financial transactions on behalf of customers and an increase in market making of derivative products for its own account and to manage its basis positions. Other income was slightly lower than the prior period primarily due to an operating loss at the 50 percent-owned Mid-Georgia Cogen L.P. power plant, partially offset by lower minority interest expense in the current period.

Six Months 1999 to Six Months 1998 Analysis

        EBIT for the first six months of 1999 was a loss of $3.5 million compared to income of $2.5 million in 1998 primarily due to higher operating expenses, lower other income, and lower margins at Sonat Marketing, partially offset by higher margins at Sonat Power Marketing. Sonat Marketing's physical sales volumes were 14 percent lower in 1999. Margins on notional volumes from natural gas derivative settlements were also lower in 1999 compared to 1998. Sonat Power Marketing's 1999 margins were substantially higher than the 1998 period. Other income was $4.5 million lower than the prior period due to an operating loss at the 50 percent-owned Mid-Georgia Cogen L.P. power plant and a write down of the carrying value of certain investments.

Other Income Statement Items

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                  (In Millions)

Interest Expense, Net                           $30.4       $  32.3         $ 60.3       $  60.8

     Net interest expense decreased in both the three-month and six-month periods of 1999 compared to the same periods of 1998 due to lower average interest rates in both periods, which was partly offset by higher average debt levels in both periods. Interest capitalized increased in both periods of 1999 due to increased interest capitalized at Sonat Exploration and Sonat Energy Services.

Income Tax Expense (Benefit)                    $17.6       $(174.2)        $(97.5)      $(161.3)

     Income tax expense increased in the second period of 1999 compared to the same period of 1998 due to ceiling test charges and restructuring costs recorded at Sonat Exploration in 1998. Greater ceiling test charges in the 1998 six-month period resulted in a decrease in income tax benefit in the current six-month period. Absent the ceiling test charges and restructuring charge, the effective tax rate increased in the 1999 periods due to a decrease in tax preference items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                             1999          1998
                                                                                 (In Millions)

Operating Activities                                                       $ 168.6       $ 378.6

        Cash flow from operations decreased $210.0 million compared to the 1998 period primarily due to lower operating results, which were discussed earlier in the individual segment discussions.

        Depreciation, depletion, and amortization and deferred income taxes include a charge of $351.5 million and a benefit of $123.0 million, respectively, in the 1999 period and a charge of $580.2 million and a benefit of
203.1 million, respectively, in the 1998 period for ceiling test charges related to Sonat Exploration's oil and gas properties. Absent the ceiling test charges, the change in deferred income taxes and accrued interest and income taxes primarily reflects a tax loss on the sale of certain properties and the deduction of intangible drilling costs for income tax purposes, both of which occurred in the current period at Sonat Exploration. The change in accounts receivable and accounts payable is primarily attributable to the effects of decreasing natural gas prices in the prior period and lower volumes in the current period. The change in restricted cash, accrued long-term compensation, and other current assets and liabilities primarily represent the payment of certain expenses associated with the merger between the Company and Zilkha Energy in January 1998. A decrease in broker deposits also contributed to the change in other current assets and liabilities. The change in Other primarily reflects the amortization of prepaid revenue at Sonat Exploration.

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                             1999          1998
                                                                                 (In Millions)

Investing Activities                                                       $(284.1)      $(567.1)

        Net cash used in investing activities was $283.0 million lower in 1999 compared to 1998. The change was primarily due to lower capital expenditures at Sonat Exploration partly due to lower developmental drilling in the current period and property sales during 1998. In addition, the 1998 period included higher investments in the Destin Pipeline and the Mid-Georgia cogen joint ventures.

        Capital expenditures for the Company's business segments (excluding unconsolidated affiliates) were as follows:

        Exploration and Production                                         $ 179.5       $ 401.8
        Natural Gas Transmission                                              63.0          82.2
        Energy Services                                                       49.6           6.0
        Other                                                                  1.3           3.0
                                                                           -------       -------

        Total                                                              $ 293.4       $ 493.0
                                                                           =======       =======

        The  Company's  investments  in  unconsolidated  affiliates  were  $11.7
million  and  $83.9   million  in  the  first  six  months  of  1999  and  1998, respectively.

Financing Activities                                                        $109.8       $ 172.3

        Net cash provided by financing activities decreased $62.5 million compared to the 1998 period. The change was primarily due to lower cash requirements for various corporate expenditures.

CAPITAL RESOURCES

        At June 30, 1999, the Company had bank lines of credit and a revolving credit agreement with banks with a total capacity of $942 million. The Company's bank and commercial paper borrowings in the aggregate are not authorized to exceed the maximum amount available under its lines of credit and revolving credit agreement. As a result, after giving effect to the $587.5 million of commercial paper and $11.9 million of borrowings from the short-term lines of credit outstanding at June 30, 1999, $342.6 million was available to the Company under such lines of credit and revolving credit agreement at June 30, 1999.

        In July, 1999 Sonat issued $600 million of its 7 5/8 percent Notes due July 15, 2011, at 98.949 percent to yield 7.761 percent. The net proceeds from the offering were used to repay short-term indebtedness.

        Southern has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500 million in debt securities. Southern issued $100.0 million in debt under its registration statement in 1998.

        The Company's capital expenditures and other investing requirements for 1999 are expected to total $477 million. This amount reflects investments in unconsolidated affiliates and proposed expenditures for oil and gas property acquisitions, exploration and development, pipeline expansion and other projects.

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

        To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken. A consulting firm was engaged to assist in this effort. The Company has divided its Year 2000 project into assessment, remediation, testing, and contingency planning phases. During the assessment phase, the Company completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor-supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company continues to communicate with its critical service providers and business partners such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks, and other suppliers of goods and services, to determine the extent to which the Company is vulnerable to the failure of those third-parties to remediate their Year 2000 issues.

        The remediation phase includes completing the replacement of mainframe systems with Year 2000-ready vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. The Company has completed remediation and testing of its critical systems and has substantially completed remediation and testing of its non-critical systems.

        The Company relies on producers of natural gas, natural gas pipelines, natural gas distribution companies, natural gas marketing companies and electric transmission providers to conduct its basic operations. External infrastructure, such as electric, telecommunication and water service is also necessary for the Company's basic operations. Should any third party with which the Company has a material relationship fail, the impact could become a significant challenge to the Company's ability to perform its basic operations. Due to the nature of the Company's business, contingency plans are already in place for certain conditions, including plans to provide pipeline system reliability. The company has reviewed these existing plans and has developed additional plans as practicable for critical systems, service providers and business partners. A consulting firm was engaged to assist in this effort. These plans involve contingencies for failures that may result from the Year 2000 problem, and include plans to establish control centers to facilitate communications in the event of a telecommunications failure and staffing at selected locations on the Company's pipeline system.

        The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs has been revised, due primarily to its contingency planning activities, and is not expected to exceed $14 million. As of June 30, 1999, the Company has incurred approximately $10.6 million in Year 2000 project costs. The Company expects to fund Year 2000 expenditures from normal operations. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

        Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the timing and success of the Company's exploration and development drilling programs, which would affect production levels and reserves; the results of the Company's hedging activities; risks incident to the drilling and operation of oil and gas wells; future drilling, production and development costs, including drilling rig rates; the success of the Company's cost-reduction activities; and the requirements to receive various governmental approvals to proceed with pipeline, storage, LNG, and power generation projects, and the execution of final agreements and unanticipated construction delays in connection with such projects. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

Item 3.        Quantitative and Qualitative Disclosure About Market Risk

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

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        On June 10, 1999, at a special meeting of the stockholders of Sonat Inc. (the "Company"), the stockholders approved and adopted the Second Amended and Restated Agreement and Plan of Merger, dated as of March 13, 1999, by and between El Paso Energy Corporation ("El Paso") and the Company (the "Merger Agreement") under which, among other things, the Company will merger into El Paso (the "Merger"). Approximately 85 percent of the Company's outstanding shares were voted in favor of the Merger Agreement. On June 10, 1999, El Paso's stockholders also approved the Merger Agreement. Accordingly, the consideration to be received by the Company's stockholders on completion of the Merger will be one share of El Paso common stock for each share of the Company's common stock to be exchanged in the Merger.

        The Company expects the regulatory review of the proposed merger to be completed during the third or fourth quarter of the year. The Merger will be consummated as soon as all necessary regulatory approvals have been obtained.

        The vote on the Merger Agreement was as follows:

         ---------------- ------------------- -----------------
         For              Against             Abstained
         ---------------- ------------------- -----------------
         ---------------- ------------------- -----------------
             94,068,773          723,225            521,814
         ---------------- ------------------- -----------------

        There were no broker non-votes with respect to the vote on the merger.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits1

Exhibit
Number                              Exhibits

4* Credit Agreement dated as of April 15, 1999, among Sonat Inc., the Banks named therein, The Chase Manhattan Bank, as Administrative Agent; Bank of America National Trust and Savings Association, as Syndication Agent; and SunTrust Bank, Atlanta, as Documentation Agent

12*     Computation of Ratio of Earnings to Fixed Charges

27*     Financial Data Schedule for the period ended June 30, 1999
--------------
*       Filed herewith







1 The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to Beverley T. Krannich Secretary, Sonat Inc., P. O. Box 2563, Birmingham, Alabama 35202-2563.

(b)     Reports on 8-K

        The Company filed a report on Form 8-K on April 22, 1999, reporting certain information under Item 5 relating to the Company's announcement of its results of operations for the first quarter of 1999, which included, among other things, the effect of a $228.5 million, after tax, ceiling test charge under full cost accounting provisions for its exploration and production business segment.

        The Company filed a report on Form 8-K on June 10, 1999, reporting certain information under Item 5 regarding the Company's Special Meeting of Shareholders where approximately 85 percent of the Company's outstanding shares were voted to approve and adopt the Second Amended and Restated Agreement and Plan of Merger, by and between the Company and El Paso Energy Corporation ("El Paso"), dated as of March 13, 1999, whereby the Company will, among other things, merger into El Paso.

        The Company filed a report on Form 8-K on July 7, 1999, reporting certain information under Item 5 relating to the merger of the Company and El Paso and to place on file for incorporation into its Registration Statements under the Securities Act of 1933 certain pro forma financial information concerning the merger and El Paso's Annual Report on Form 10-K for the year ended December 31, 1998 and quarterly report on Form 10-Q for the quarter ended March 31, 1999.

        The Company filed a report on Form 8-K on July 12, 1999, reporting certain information under Item 5 relating to the Company's issuance and sale of $600,000,000 aggregate principal amount of its 7 5/8% Notes due July 15, 2011, registered under its Registration Statements on Form S-3 (Nos. 333-62383 and 333-82385).

                           SONAT INC. AND SUBSIDIARIES




                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SONAT INC.



Date:       August 11, 1999                 By:    /s/ James E. Moylan, Jr.
       -------------------------                 --------------------------
                                                 James E. Moylan, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer





Date:       August 11, 1999                 By:    /s/ Thomas W. Barker, Jr.
       -------------------------                 ---------------------------
                                                 Thomas W. Barker, Jr.
                                                 Vice President-Finance